Form 10-Q
period 2020-06-30
Lemonade, Inc.
filed 2020-08-12
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39367
________________________
Lemonade, Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	32-0469673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Crosby Street, 3rd Floor New York, New York	10013
(Address of principal executive offices)	(Zip Code)
(844) 733-8666
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LMND	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2020, the registrant had 56,576,808 shares of common stock, $0.00001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2020 and 2019	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
	Signatures	81

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, and our ability to maintain reinsurance contracts, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2020	2019
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $6.5 million and $5.8 million as of June 30, 2020 and December 31, 2019)	$6.7	$5.9
Short-term investments	29.9	54.7
Total investments	36.6	60.6
Cash, cash equivalents and restricted cash	258.8	270.3
Premium receivable, net of allowance for doubtful accounts of $0.4 million and $0.2 million as of June 30, 2020 and December 31, 2019	64.9	54.1
Reinsurance recoverable	26.2	20.3
Prepaid reinsurance premium	—	1.0
Deferred acquisition costs	2.5	1.8
Property and equipment, net	4.3	3.1
Intangible assets	0.6	0.6
Other assets	6.0	2.5
Total assets	$399.9	$414.3

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Unpaid losses and loss adjustment expense	$35.3	$28.2
Unearned premium	86.9	68.0
Trade payables	0.6	0.7
Other liabilities and accrued expense	18.5	19.7
Total liabilities	141.3	116.6
Commitments and contingencies (Note 15)
Convertible preferred stock (Series Seed, A, B, C and D), $0.00001 par value; 31,557,107 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $480.8 million as of June 30, 2020	480.2	480.2
Stockholders' deficit:
Common stock, $0.00001 par value, 52,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 12,369,701 shares and 11,784,765 shares issued and 12,369,701 shares and 11,271,228 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	33.9	15.7
Accumulated deficit	(255.8)	(198.3)
Accumulated other comprehensive income	0.3	0.1
Total stockholders' deficit	(221.6)	(182.5)
Total liabilities, convertible preferred stock and stockholders' deficit	$399.9	$414.3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Net earned premium	$29.2	$13.3	$54.5	$23.8
Ceding commission income	0.4	—	0.4	—
Net investment income	0.2	0.5	1.1	1.0
Commission income	0.1	—	0.1	—
Total revenue	29.9	13.8	56.1	24.8
Expense
Loss and loss adjustment expense, net	20.5	9.9	38.7	17.8
Other insurance expense	4.0	2.2	7.3	4.1
Sales and marketing	16.1	19.0	35.3	37.4
Technology development	4.2	2.1	7.7	3.6
General and administrative	5.8	3.6	24.0	6.4
Total expense	50.6	36.8	113.0	69.3
Loss before income taxes	(20.7)	(23.0)	(56.9)	(44.5)
Income tax expense	0.3	0.1	0.6	0.2
Net loss	$(21.0)	$(23.1)	$(57.5)	$(44.7)
Other comprehensive income, net of tax
Unrealized gain on investments	0.2	—	0.2	—
Comprehensive loss	$(20.8)	$(23.1)	$(57.3)	$(44.7)

Per Share Data:
Net loss per share attributable to common stockholders—basic and diluted	$(1.77)	$(2.09)	$(4.89)	$(4.05)

Weighted average common shares outstanding—basic and diluted	11,891,979	11,072,985	11,750,198	11,028,667

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
($ in millions, except share amounts) (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Exercise of stock options	—	—	54,374	—		—	—	—
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Net loss	—	—	—	—	—	(36.5)	—	(36.5)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2020	31,557,107	480.2	11,825,602	—	30.1	(234.8)	0.1	(204.6)
Exercise of stock options	—	—	30,562	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Release of shares upon repayment	—	—	513,537	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(21.0)	—	(21.0)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2020	31,557,107	$480.2	12,369,701	$—	$33.9	$(255.8)	$0.3	$(221.6)

Balance as of December 31, 2018	24,445,555	$180.8	10,983,684	$—	$10.7	$(89.8)	$—	$(79.1)
Exercise of stock options	—	—	3,125	—	—	—	—	—
Issuance of Series C Preferred stock, net of issuance costs of $0 million	3,622	—	—	—	—	—	—	—
Release of shares upon repayment	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	0.4	—	—	0.4
Net loss	—	—	—	—	—	(21.6)	—	(21.6)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	24,449,177	180.8	10,986,809	—	11.1	(111.4)	—	(100.3)
Exercise of stock options	—	—	97,625	—	0.3	—	—	0.3
Issuance of Series D Preferred stock, net of issuance costs of $0.6 million	4,146,294	174.4	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	0.4	—	—	0.4
Net loss	—	—	—	—	—	(23.1)	—	(23.1)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of June 30, 2019	28,595,471	$355.2	11,084,434	$—	$11.8	$(134.5)	$—	$(122.7)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(57.5)	$(44.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0.7	0.1
Stock-based compensation	4.6	0.8
Amortization of discount on bonds	(0.3)	—
Bad debt expense	0.9	—
Noncash interest	—	(0.3)
Common share contribution to the Lemonade Foundation	12.2	—
Changes in operating assets and liabilities:
Premium receivable	(11.6)	(13.0)
Reinsurance recoverable	(5.9)	(5.4)
Prepaid reinsurance premium	1.0	1.5
Deferred acquisition costs	(0.7)	(0.2)
Other assets	(3.5)	(2.9)
Unpaid loss and loss adjustment expense	7.1	7.6
Unearned premium	18.9	16.2
Trade payables	0.1	(0.2)
Other liabilities and accrued expense	(1.3)	2.8
Net cash used in operating activities	(35.3)	(37.7)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	40.0	6.0
Proceeds from bonds sold or matured	2.2	—
Cost of short-term investments acquired	(14.9)	(14.8)
Cost of bonds acquired	(2.9)	(2.3)
Purchases of property plant and equipment	(1.9)	(1.4)
Net cash provided by (used in) investing activities	22.5	(12.5)
Cash flows from financing activities:
Proceeds from release of shares upon repayment	1.3	—
Issuance of Preferred stock, net	—	174.4
Proceeds from stock exercises	0.1	0.3
Net cash provided by financing activities	1.4	174.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(11.5)	124.5
Cash, cash equivalents and restricted cash at beginning of period	270.3	102.4
Cash, cash equivalents and restricted cash at end of period	$258.8	$226.9

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.8	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. The Company consists of the following entities, which support Lemonade, Inc.’s U.S. and E.U. operations: (1) Lemonade Insurance Company, an insurance corporation organized under New York law; this company issues insurance policies and pays claims; it is licensed and regulated as a stock property and casualty insurance company in New York and in all other states where the Company’s insurance products are available; (2) Lemonade Insurance Agency, LLC, a limited liability company organized under New York law; this company is licensed as an insurance agent in New York and in all other states where the Company’s insurance products are available and it acts as the distribution and marketing agent for Lemonade Insurance Company and provides certain underwriting and claims services, and receives a fixed percentage of premium for doing so; it also acts as agent for other insurance companies in distributing their insurance, for which it receives various percentages of premium; (3) Lemonade Ltd., a company organized under the laws of Israel; this company provides technology, research and development, management, marketing and other services to the companies in the group, charged on a ‘‘cost plus’’ basis; (4) Lemonade Insurance N.V., a public limited company organized under the laws of the Netherlands; (5) Lemonade Agency B.V., a Netherlands private limited liability company; (6) Lemonade B.V., a Netherlands private limited liability company; and (7) Lemonade Life Insurance Agency, LLC, a limited liability company formed in Delaware to act as the distribution and marketing agent for the sale and servicing of life insurance products.

2.Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated upon consolidation. All foreign currency amounts in the statement of operations and comprehensive loss have been translated using an average rate for the reporting period. The Company translates all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates. All figures expressed, except share amounts, are represented in U.S. dollars in millions.
Risk and Uncertainties
The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its net earned premium in the three and six month periods ended June 30, 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2019 contained in the Company’s final prospectus for its initial public offering of its common stock ("IPO") dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverables on unpaid losses, and the fair values of investments.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019 ($ in millions):

	As of
	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$258.5	$270.0
Restricted cash	0.3	0.3
Total cash, cash equivalents and restricted cash	$258.8	$270.3
Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash relates to security deposits for office leases in Israel. The carrying value of restricted cash approximates fair value.
Deferred offering costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020, the Company recorded deferred offering costs of $2.8 million within other assets in the accompanying condensed consolidated balance sheets.
Recent accounting pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.

Recently issued accounting pronouncements
In February 2016, the FASB issued Leases (Topic 842) (“ASU 2016-02”), whereby lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022. The Company is evaluating the potential impact of this pronouncement.
In June 2016, the FASB issued Financial Instruments — Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, premium receivables, and reinsurance recoverable. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets, as well as available for sale securities, and that they be presented on the financial statements net of the valuation allowance. ASU 2016-13 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-13 on its financial condition and results of operations, with a primary focus on its reinsurance recoverable.

5.Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investments as of June 30, 2020 and December 31, 2019 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2020
U.S. Government obligations	$6.5	$0.2	$—	$6.7
Total	$6.5	$0.2	$—	$6.7

December 31, 2019
U.S. Government obligations	$5.8	$0.1	$—	$5.9
Total	$5.8	$0.1	$—	$5.9

Gross unrealized gains for U.S. Government obligations were $0.2 million and $0.1 million, as of June 30, 2020 and December 31, 2019, respectively. There were no gross unrealized losses as of June 30, 2020. Gross unrealized losses were less than $0.1 milion as of December 31, 2019. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of bonds as of June 30, 2020 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	June 30, 2020
	Cost or Amortized Cost	Fair Value
Due in one year or less	$0.1	$0.1
Due after one year through five years	6.4	6.6
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$6.5	$6.7

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on cash and cash equivalents	$0.1	$0.4	$0.8	$0.8
Short-term investments	0.1	0.1	0.3	0.2
Total net investment income	$0.2	$0.5	$1.1	$1.0

Investment gains and losses
The Company did not have any pre-tax net realized capital gains or losses for the three and six months ended June 30, 2020 and 2019.

Aging of gross unrealized losses
There were no gross unrealized losses and related fair values for the Company's available-for-sale bond securities as of June 30, 2020. The following table presents the gross unrealized losses and related fair values for the Company’s available-for-sale bond securities, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2019 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. Government obligations	$0.2	$—	$2.2	$—	$2.4	$—
Total	$0.2	$—	$2.2	$—	$2.4	$—

There were no gross unrealized losses incurred for U.S. Government Bonds for twelve months or more as of June 30, 2020. Gross unrealized losses for U.S. Government Bonds was less than $0.1 million for twelve months or more as of December 31, 2019.

The gross unrealized investment losses as of June 30, 2020 and December 31, 2019, were deemed to be temporary, based on, among other things:
•the duration of time and the relative magnitude to which fair values of these investments have been below their amortized cost was not indicative of an other than temporary impairment loss;
•the absence of compelling evidence that would cause the Company to call into question the financial condition or near-term prospects of the issuer of the investment; and
•the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
The Company may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology the Company uses to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.
As of June 30, 2020, the Company held a total of 7 debt securities, none of which were in an unrealized loss position continuously for 12 months or more. As of December 31, 2019, the Company held a total of 9 debt securities, 4 of which were in an unrealized loss position, continuously for 12 months or more.

6.Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of June 30, 2020 and December 31, 2019 ($ in millions):

	Fair Value Measurements as of
	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$6.7	$—	$6.7
Total	$—	$6.7	$—	$6.7

	Fair Value Measurements as of
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$5.9	$—	$5.9
Total	$—	$5.9	$—	$5.9
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2020 and 2019.

7.Unpaid Loss and Loss Adjustment Expense (“LAE”)
The following table presents the activity in the liability for unpaid loss and LAE in the six months ended June 30, 2020 and 2019 ($ in millions):

	Six Months Ended June 30,
	2020	2019
Unpaid loss and LAE at beginning of period	$28.2	$13.1
Less: Reinsurance recoverable at beginning of period (1).	18.5	11.3
Net unpaid loss and LAE at beginning of period	9.7	1.8
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	33.5	15.4
Prior years	5.2	2.4
Total incurred	38.7	17.8
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	24.4	11.6
Prior years	13.2	4.2
Total paid	37.6	15.8
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	10.8	3.8
Reinsurance recoverable at end of period (1)	24.5	16.9
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$35.3	$20.7
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had gross loss and loss adjustment expense reserve redundancies of $2.6 million and $1.2 million developed in the six months ended June 30, 2020 and 2019, respectively. No additional premiums or returned premiums have been accrued as a result of prior year effects.

8.Other Liabilities and Accrued Expense
Other liabilities and accrued expense consist of the following ($ in millions):

	As of
	June 30,	December 31,
	2020	2019
Ceded premium payable	$5.5	$3.9
Accrued advertising costs	4.3	7.9
Accrued professional fees	3.3	2.8
Employee compensation payable	1.8	1.0
Premium taxes payable	1.3	2.6
Indirect taxes payable	0.8	0.4
Income tax payable	0.7	0.5
Other payables	0.8	0.6
Total other liabilities and accrued expense	$18.5	$19.7

9.Convertible Preferred Stock
As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 31,557,107 shares of par value $0.00001 per share convertible preferred stock, respectively.
The holders of convertible preferred stock have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company. Therefore, the convertible preferred stock is classified outside of stockholders’ equity (deficit) on the condensed consolidated balance sheet.
As of each balance sheet date, preferred stock consisted of the following ($ in millions, except for share amounts):

	As of
	June 30, 2020
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed Preferred stock	7,905,140	7,905,140	$12.9	$13.0	7,905,140
Series A Preferred stock	3,328,774	3,328,774	14.0	13.6	3,328,774
Series B Preferred stock	4,511,417	4,511,417	34.1	34.1	4,511,417
Series C Preferred Stock	8,703,846	8,703,846	119.8	120.1	8,703,846
Series D Preferred Stock	7,107,930	7,107,930	299.4	300.0	7,107,930
	31,557,107	31,557,107	$480.2	$480.8	31,557,107

	As of
	December 31, 2019
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed Preferred stock	7,905,140	7,905,140	$12.9	$13.0	7,905,140
Series A Preferred stock	3,328,774	3,328,774	14.0	13.6	3,328,774
Series B Preferred stock	4,511,417	4,511,417	34.1	34.1	4,511,417
Series C Preferred Stock	8,703,846	8,703,846	119.8	120.1	8,703,846
Series D Preferred Stock	7,107,930	7,107,930	299.4	300.0	7,107,930
	31,557,107	31,557,107	$480.2	$480.8	31,557,107

10.Stockholders’ Equity

Common stock
As of June 30, 2020 and December 31, 2019, the Company was authorized to issue 52,000,000 shares of par value $0.00001 per share common stock, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14).

11.Stock-based Compensation
Share option plan
In July 2015, the Company adopted the 2015 incentive share option plan and amended and restated the plan on September 4, 2019 (the “2015 Plan”). The 2015 Plan has been amended and restated from time to time to increase the number of shares reserved for grant and to enable the grant of options to employees of the Company’s subsidiaries. Under the 2015 plan, options to purchase Common stock of the Company may be granted to employees, officers, directors and consultants of the Company. Each option granted can be exercised for one share of Common stock of the Company. Options granted to employees generally vest over a period of no more than four years. The options expire 10 years from the date of grant.
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of Common stock for issuance. As of June 30, 2020, there were 1,750,178 shares of Common stock available for future grant.
Options granted to employees and non-employees
The fair value of each option granted during the six months ended June 30, 2020 and 2019 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Weighted average expected term (years)	6.1	6.1
Risk-free interest rate	1.0%	2.5%
Volatility	40%	50%
Expected dividend yield	0%	0%
Expected volatility is based on companies at a comparable stage, as well as companies in the same or a similar industry. The expected term of options granted is based on the “Simplified” method, in accordance with ASC 718, “Compensation — Stock Compensation”. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to substantial change in the future.
The following table summarizes activity of stock options ($ in millions, except for option and average amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	4,048,802	$13.27	8.8	$42.2
Granted	707,030	24.41
Exercised	(84,936)	2.08
Cancelled	(92,376)	20.28
Outstanding as of June 30, 2020	4,578,520	$15.06	8.6	$43.1

Options exercisable as of June 30, 2020	1,222,898	$4.79	7.3	$24.1
Options vested and expected to vest as of June 30, 2020	4,578,520	$15.06	8.6	$43.1
Total stock-based compensation expense resulting from stock options granted to employees and non-employees for the three and six months ended June 30, 2020 were $2.4 million and $4.5 million, respectively and for the three and six months ended June 30, 2019 were $0.4 million and $0.7 million, respectively.

In December 2019, the board of directors approved the repricing of the stock options to purchase 1,708,300 shares of common stock held by 198 employees with exercise prices of $26.04 and $28.53 per share to the then current fair value of $23.69 per share. In connection with the repricing of these options, the Company recorded incremental expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2020. The incremental unrecognized expense on these repriced option grants at June 30, 2020 was $1.4 million, with a remaining weighted-average period vesting period of 1.4 years.
The total unrecognized expense on options granted to employees and non-employees outstanding at June 30, 2020 was $30.3 million, with a remaining weighted-average vesting period of 1.4 years.
Stock-based compensation expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss and loss adjustment expense, net	$0.1	$—	$0.1	$—
Other insurance expense	0.2	0.1	0.4	0.2
Sales and marketing	0.6	0.1	1.3	0.2
Technology development	0.7	0.1	1.3	0.1
General and administrative	0.8	0.1	1.5	0.3
Total stock-based compensation expense	$2.4	$0.4	$4.6	$0.8
In 2016 and 2017, the Company entered into stock purchase agreements with two executive employees where in lieu of cash payment for the stock, promissory notes were issued totaling $1.5 million and bearing a weighted average interest of 1.9% per annum, payable to the Company. These notes are secured by the underlying stock purchased and such unvested stock can be repurchased by the Company upon termination of each executive’s employment at the original issuance price.
Because the Company only has partial recourse under the promissory notes, the Company deemed the purchase of the stock to be non-substantive. As such, the note receivable is not reflected in the condensed consolidated financial statements and the related stock transaction will be recorded at the time the note receivable is settled in cash. In accordance with ASC 718, the purchases were treated as exercises of stock options with the fair value recognized over the requisite service period through a charge to compensation cost. The maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award. Total stock-based compensation expense resulting from stock options granted to the executives for the three and six months ended June 30, 2020 and 2019 was less than $0.1 million and $0.1 million, respectively.

The unrecognized expense on options granted to these executives outstanding at June 30, 2020 was $0.1 million, with a remaining weighted average vesting period of 1.0 year.
On June 8, 2020, the Company received $1.3 million in cash from the two executives in full settlement of the outstanding promissory notes, including principal and accrued and unpaid interest.

12.Income Taxes
Effective tax rates
The consolidated effective tax rate for the six months ended June 30, 2020 and 2019, was (1.0%) and (0.2%), respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Israel entity. The Company believes that as of June 30, 2020, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief in measures in response to the economic conditions in the wake of COVID-19. As of June 30, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company's effective tax rate.

13.Net Loss per Share
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(21.0)	$(23.1)	$(57.5)	$(44.7)
Denominator:
Weighted average common shares outstanding — basic and diluted	11,891,979	11,072,985	11,750,198	11,028,667
Net loss per share attributable to common stockholders — basic and diluted	$(1.77)	$(2.09)	$(4.89)	$(4.05)
The Company’s potentially dilutive securities, which include stock options and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2020	2019
Options to purchase common stock	4,578,520	2,102,124
Convertible preferred stock (as converted to common stock)	31,557,107	28,595,471
	36,135,627	30,697,595
In addition to the potentially dilutive securities noted above, in 2016 and 2017 the Company entered into stock purchase agreements with executive employees where in lieu of cash payment for the stock, promissory notes were issued (see Note 11). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes would not be deemed outstanding until such time as the promissory notes have been repaid. Accordingly, the Company excluded these shares in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2019.
On June 8, 2020, all outstanding balances under the promissory notes were paid back to the Company and therefore, these shares were included in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2020.

14.Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel related expenses in the amount of approximately less than $0.1 million during the three and six months ended June 30, 2020 and less than $0.1 million and $0.1 million during the three and six months ended June 30, 2019, respectively, in connection with these services.
The Company has leased office space in the United States and The Netherlands from an affiliate. The rental expense recorded was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively. Rental expense for each of the three and six months ended June 30, 2019 was less than $0.1 million. There were no outstanding amounts due to or from related parties as of June 30, 2020 and December 31, 2019.
The Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer, both of whom are also members of the Company’s board of directors, are the two sole members of board of directors of the Lemonade Foundation. During the six months ended June 30, 2020, the Company contributed of 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). The Company recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution. As of June 30, 2020, the Company had a receivable of $0.1 million from the Lemonade Foundation in connection with certain expenses paid for by the Company on behalf of the Lemonade Foundation.

15.Commitments and Contingent Liabilities
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Lease commitments
The Company and its subsidiaries lease their facilities under various operating lease agreements. The Company’s headquarters in New York is under a lease that expires in November 2022. The Company’s Israel based operations occupy offices with lease expiration dates that extend through January 2023. On March 18, 2019, the Company entered into a lease agreement to lease office space in Scottsdale, Arizona that expires in December 2024.
Aggregate minimum rental commitments under non-cancelable leases at June 30, 2020 are as follows ($ in millions):

2020 (remaining six months)	$1.8
2021	3.4
2022	3.1
2023	0.3
2024	0.3
$8.9
Expenses for lease of facilities for the three and six months ended June 30, 2020 were approximately $1.0 million and $1.9 million, respectively and for the three and six months ended June 30, 2019 were approximately $0.7 million and $1.2 million, respectively.
Charges and guarantees
The Company provided guarantees in an aggregate amount of $0.6 million with respect to office leases as of June 30, 2020 and December 31, 2019, respectively.

16.Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under a single line of business, homeowners multi-peril. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
Texas	$11.8	25.3%	$6.7	26.4%	$20.6	24.3%	$12.0	26.8%
California	9.9	21.2%	6.4	25.2%	19.3	22.8%	11.3	25.3%
New York	5.3	11.3%	3.6	14.2%	10.2	12.0%	6.5	14.5%
Georgia	2.8	6.0%	1.4	5.5%	4.9	5.8%	2.4	5.4%
Illinois	2.6	5.6%	1.3	5.1%	4.2	5.0%	2.1	4.7%
New Jersey	1.6	3.4%	1.0	3.9%	3.1	3.7%	1.9	4.3%
Michigan	1.4	3.0%	0.5	1.9%	2.4	2.8%	1.0	2.2%
Ohio	1.2	2.6%	0.6	2.4%	2.2	2.6%	1.2	2.7%
Arizona	1.1	2.4%	0.5	2.0%	1.9	2.2%	0.9	2.0%
Pennsylvania	1.1	2.4%	0.6	2.4%	1.8	2.1%	1.0	2.2%
All other	7.9	16.8%	2.8	11.0%	14.2	16.7%	4.4	9.9%
	$46.7	100.0%	$25.4	100.0%	$84.8	100.0%	$44.7	100.0%

17.Subsequent Events
Initial Public Offering

On July 2, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 12,650,000 shares of its common stock at a public offering price of $29.00 per share, including 1,650,000 shares sold upon the exercise of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the IPO were approximately $335.6 million. Offering costs of approximately $3.5 million were recognized as a component of general and administrative expense in 2019.
In connection with the IPO, the Company’s outstanding convertible preferred stock converted into shares of common stock (see Note 9) on July 2, 2020. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.
Upon closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.
2020 Incentive Compensation Plan

On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Incentive Compensation Plan (the “2020 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Plan. In addition, the number of shares reserved for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares initially reserved for issuance under the ESPP is limited to 1,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, filed with the Securities and Exchange Commission, or the SEC, on July 2, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
In this Quarterly Report on Form 10-Q, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the company," "our company," "the registrant," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company and Lemonade Insurance Agency, LLC.
Our Business
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and behavioral economics, we believe we are making insurance more delightful, more affordable, more precise, and more socially impactful. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, and the full technology stack to power them.
A two minute chat with our bot, AI Maya, is all it takes to get covered with renters or homeowners insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting to another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and quantifying risk.
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. In a departure from the traditional insurance model, where profits can literally depend on the weather, we typically retain a fixed fee, currently 25% of premiums, and our gross margins are expected to change little in good years and in bad. At Lemonade, excess claims are generally offloaded to reinsurers, while excess premiums are usually donated to nonprofits selected by our customers as part of our annual “Giveback”. These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. Lemonade’s cocktail of delightful experience, aligned values, and great prices enjoys broad appeal, while over indexing on younger and first time buyers of insurance. As these customers progress through predictable lifecycle events, their insurance needs normally grow to encompass more and higher-value products: renters regularly acquire more property and frequently upgrade to successively larger homes; home buying often coincides with a growing household and a corresponding need for life or pet insurance, and so forth. These progressions can trigger orders-of-magnitude jumps in insurance premiums.
The result is a business with highly-recurring and naturally-growing revenue streams; a level of automation that we believe delights consumers while collapsing costs; and an architecture that generates and employs data to price and underwrite risk with ever-greater precision to the benefit of our company, our customers and their chosen nonprofits.
Since our launch in late 2016, our gross written premium, or GWP, grew from $9 million in 2017, to $47 million a year later, and to $116 million in 2019. For the six months ended June 30, 2020, our GWP was $85 million. Our net losses per dollar of GWP dropped from over $3 in 2017 to under $1 both in 2019 and for the six months ended June 30, 2020. Our revenue was $2 million, $23 million, and $67 million in 2017, 2018 and 2019, respectively, and our net losses were $28 million, $53 million, and $109 million, respectively. For the six months ended June 30, 2020, our revenue was $56 million and our net losses were $58 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations — Revenue — Gross Written Premium.”

In parallel to this growth of topline and increasing efficiencies, our gross loss ratio declined steadily from 161% in 2017, to 113% in 2018, to 79% in 2019 and to 70% for the six months ended June 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics.”
Initial Public Offering
On July 7, 2020, we completed our initial public offering of common stock, or IPO, which resulted in the issuance and sale of 12,650,000 shares of common stock at the IPO price of $29.00, including the exercise of the underwriters’ option to purchase additional shares, and generating net proceeds of $335.6 million after deducting underwriting discounts and other offering costs.
Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
Seasonality
Seasonal patterns can impact both our rate of customer acquisition and the incurrence of claims and losses.
Based on historical experience, existing and potential customers move more frequently in the third quarter, compared to the rest of the calendar year. As a result, we may see greater demand for new or expanded insurance coverage, and increased online engagement resulting in proportionately more growth during the third quarter. Our historical rate of growth during this "peak" moving season may be impacted by the COVID-19 pandemic, which could lead to a decline in real estate transactions during the third quarter, In addition, we expect that as we grow our Customers, expand geographically and launch new products, the impact of seasonal variability on our rate of growth may decrease.
Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns.
COVID-19 Impact
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and was subsequently recognized as a pandemic by the World Health Organization. The global pandemic has severely impacted businesses worldwide, including many in the insurance sector. Insurers of travel, events or business interruption may be directly and adversely affected by claims from COVID-19 or the lock-down it engendered. Other insurers, in lines of business that are not directly impacted by COVID-19, may nevertheless be dependent on office-based brokers, in-person inspections, or teams that are poorly equipped to work from home — all of which can translate into value erosion. Finally, the broader financial crisis may hurt insurers in other ways, too. With interest rates at all-time lows, many insurers may see their return on capital drop; while those selling premium or discretionary products may see an increase in churn and a decrease in demand.
Against this backdrop it is noteworthy that our business has continued to grow, and the key drivers of our business have continued their positive progress, despite the pandemic.
•Lemonade writes insurance in lines that have so far been largely unaffected by COVID-19, or indeed, historically, by recession.
•Our systems are entirely cloud based and accessible to our teams from any browser anywhere in the world. Customers’ phone calls are routed to our team’s laptops, and answered and logged from wherever they happen to be. Internal communication has been via Slack and Zoom since our founding. The upshot is that while we all enjoy each other’s company, our teams are able to access systems, support customers and collaborate with each other from anywhere, much as they did before the pandemic.
•Our customers’ experience with Lemonade is likewise largely unaffected by the turmoil, as AI Maya and AI Jim chat with customers, wherever they may be, without triggering concerns about social distancing.

This resilience is reflected in our results. As of June 30, 2020, our in force premium, or IFP, was about 115% higher than it was on June 30, 2019. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium." Likewise, the growth in our IFP during the three months ended June 30, 2020 was 46% greater than it was during the corresponding period in 2019, even though our marketing spend was about a third lower, in absolute terms, during this period. Each marketing dollar spent during the three months ended June 30, 2020 generated 115% more IFP than the equivalent spend did during the three months ended June 30, 2019.
Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there remains uncertainty around its duration and ultimate impact, and the related financial impact on our business could change and cannot be accurately predicted at this time. See “Risk Factors — Risks Relating to our Business — Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.”
Components of our Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. The volume of our gross written premium in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
Gross Earned Premium
Gross earned premium represents the earned portion of our gross written premium. Our insurance policies generally have a term of one year and premium is earned pro rata over the term of the policy.
Ceded Earned Premium
Ceded earned premium is the amount of gross earned premium ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded earned premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded earned premium is impacted by the level of our gross written premium and any decision we make to increase or decrease limits, retention levels and co-participations.
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premium is earned pro rata over the term of the policy, which is generally one year.
Ceding Commission Income
Ceding commission income is commission we receive based on the premium ceded to third-party reinsurers to reimburse us for acquisition and underwriting expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to other insurance expense.
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, and the gains or losses from the sale of investments. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
Commission Income
Commission income consists of commissions earned for policies placed with third-party insurance companies where we have no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy.
Expense
Loss and Loss Adjustment Expense, or LAE, Net
Loss and loss adjustment expense, net represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE may be paid out over a period of years.
Other Insurance Expense
Other insurance expense consists primarily of amortization of commissions costs and premium taxes incurred on the successful acquisition of business written on a direct basis, and credit card processing fees not charged to our customers. Other insurance expense also includes employee compensation, including stock-based compensation and benefits, of our underwriting teams as well as allocated occupancy costs and related overhead based on headcount. Other insurance expense is offset by the portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies.
Sales and Marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred.
We plan to continue to invest in sales and marketing to attract and acquire new customers and increase our brand awareness. We expect that sales and marketing costs will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales and marketing costs will decrease as a percentage of revenue as we continue to drive customer acquisition efficiencies and as the proportion of renewals to our total business increases.
Technology Development
Technology development consists of employee compensation, including stock-based compensation and benefits, and expenses related to vendors engaged in product management, design, development and testing of our websites and products. Technology development also includes allocated occupancy costs and related overhead based on headcount. We expense technology development costs as incurred, except for costs that are capitalized related to internal-use software development projects and subsequently depreciated over the expected useful life of the developed software.
We expect product technology development costs, a portion of which will be capitalized, to continue to grow in the foreseeable future as we identify opportunities to invest in the development of new products and internal tools and enhancement of our existing products and technologies that we believe will drive the long-term profitability of the business.

General and Administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations, and other administrative personnel. In addition, general and administrative includes outside legal, tax and accounting services, insurance, and allocated occupancy costs and related overhead based on headcount. Depreciation and amortization expense is recorded as a component of general and administrative.
We expect to incur incremental general and administrative expense to support our global operational growth and enhancements to support our reporting and planning functions.
We have incurred and expect to continue to incur significant additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the NYSE, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expense will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
Income Tax Expense
Our provision for income taxes consists primarily of foreign income taxes related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions, except Premium per Customer)
Customers (end of period)	814,160	442,752	814,160	442,752
In force premium (end of period)	$155.1	$72.1	$155.1	$72.1
Premium per Customer (end of period)	$190	$163	$190	$163
Total revenue	$29.9	$13.8	$56.1	$24.8
Gross earned premium	$35.3	$16.0	$65.8	$28.5
Gross profit	$5.4	$1.7	$10.0	$2.9
Adjusted gross profit	$7.0	$2.3	$12.4	$4.1
Net loss	$(21.0)	$(23.1)	$(57.5)	$(44.7)
Adjusted EBITDA	$(18.2)	$(23.0)	$(40.6)	$(44.6)
Gross profit margin	18%	12%	18%	12%
Adjusted gross profit margin	23%	17%	22%	17%
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	14%	19%	14%
Gross loss ratio	67%	82%	70%	85%
Net loss ratio	70%	74%	71%	75%
Customers
We define Customers as the number of current policyholders underwritten by us or placed by us with third-party insurance partners (who pay us recurring commissions) as of the period end date. A customer that has more than one policy counts as a single customer for the purposes of this metric. We view Customers as an important metric to assess our financial performance because customer growth drives our revenue, expands brand awareness, deepens our market penetration, creates additional upsell and cross-sell opportunities and generates additional data to continue to improve the functioning of our platform.
In Force Premium
We define in force premium, or IFP, as the aggregate annualized premium for Customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects less than 1% of IFP.
The annualized value of premiums is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. IFP is not a forecast of future revenues nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of IFP is useful to analysts and investors because it captures the impact of growth in Customers and Premium per Customer at the end of each reported period, without adjusting for known or projected policy updates, cancellations, rescissions and non-renewals. See “Key Factors and Trends Affecting our Operating Results — Our Ability to Retain Customers.” We use IFP because we believe it gives our management useful insight into the total reach of our platform by showing all in force policies underwritten and placed by us. Other companies, including companies in our industry, may calculate IFP differently or not at all, which reduces the usefulness of IFP as a tool for comparison.

Premium Per Customer
We define Premium per Customer as the average annualized premium customers pay for products underwritten by us or placed by us with third-party insurance partners. We calculate Premium per Customer by dividing IFP by Customers. We view Premium per Customer as an important metric to assess our financial performance because Premium per Customer reflects the average amount of money our customers spend on our products, which helps drive strategic initiatives.
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium.
We use this operating metric as we believe it gives our management and other users of our financial information useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. See “— Components of Our Results of Operations — Revenue — Gross Earned Premium.”
Unlike net earned premium, gross earned premium excludes the impact of premiums ceded to reinsurers, and therefore should not be used as a substitute for net earned premium, total revenue, or any other measure presented in accordance with GAAP.
Gross Profit
Gross profit is calculated in accordance with GAAP as total revenue less loss and loss adjustment expense, net, other insurance expense, and depreciation and amortization (allocated to cost of revenue).
Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:
•gross profit, excluding net investment income, plus
•Employee-related expense, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue).
•See “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
Gross Profit Margin
We define gross profit margin, expressed as a percentage, as the ratio of gross profit to total revenue.

Adjusted Gross Profit Margin
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue. See “— Non-GAAP Financial Measures.”

Ratio of Adjusted Gross Profit to Gross Earned Premium
We define Ratio of Adjusted Gross Profit to Gross Earned Premium, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to gross earned premium. Our Ratio of Adjusted Gross Profit to Gross Earned Premium provides management with useful insight into our operating performance. See “— Non-GAAP Financial Measures.”
Gross Loss Ratio
We define gross loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense to gross earned premium.
Net Loss Ratio
We define net loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense, less amounts ceded to reinsurers, to net earned premium.
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change	% Change
	($ in millions)
Revenue
Net earned premium	$29.2	$13.3	$15.9	120%
Ceding commission income	0.4	—	0.4	N/A
Net investment income	0.2	0.5	(0.3)	(60)%
Commission income	0.1	—	0.1	N/A
Total revenue	29.9	13.8	16.1	117%
Expense
Loss and loss adjustment expense, net	20.5	9.9	10.6	107%
Other insurance expense	4.0	2.2	1.8	82%
Sales and marketing	16.1	19.0	(2.9)	(15)%
Technology development	4.2	2.1	2.1	100%
General and administrative	5.8	3.6	2.2	61%
Total expense	50.6	36.8	13.8	38%
Loss before income taxes	(20.7)	(23.0)	2.3	(10)%
Income tax expense	0.3	0.1	0.2	200%
Net loss	$(21.0)	$(23.1)	$2.1	(9)%

Net Earned Premium
Net earned premium increased $15.9 million, or 120%, to $29.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to the growth in gross written premium.
Premium growth for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to an 84% increase in net added customers year over year driven by expansion of our geographic footprint and product offerings. Since June 30, 2019, we began writing policies in four additional U.S. states and expanded internationally into the Netherlands. We also saw a 17% increase in Premium per Customer primarily resulting from the mix of underlying products.
Ceded earned premium as a percentage of gross earned premium increased to 17.3% for the three months ended June 30, 2020, as compared to 16.9% for the three months ended June 30, 2019, mainly driven by a whole account quota share reinsurance agreement that became effective on January 1, 2020. This agreement drove a 2.5% increase in ceded earned premium that was partially offset by lower rates under our other reinsurance agreements.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, gross earned premium, ceded earned premium and net earned premium for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019	Change	% Change
	($ in millions)
Gross written premium	$46.7	$25.4	$21.3	84%
Ceded written premium	(6.0)	(2.7)	(3.3)	122%
Net written premium	40.7	22.7	18.0	79%
Change in unearned premium	(5.4)	(6.7)	1.3	(19)%
Gross earned premium	35.3	16.0	19.3	121%
Ceded earned premium	(6.1)	(2.7)	(3.4)	126%
Net earned premium	$29.2	$13.3	$15.9	120%

Ceding Commission Income
Ceding commission income of $0.4 million was recognized for the three months ended June 30, 2020 based on premium ceded to third-party reinsurers during the period.
Net Investment Income
Net investment income decreased $0.3 million, or 60%, to $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior period. We mainly invest in cash, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission Income
Commission income of $0.1 million was recognized for the three months ended June 30, 2020 based on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $10.6 million, or 107%, to $20.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily driven by increased claims in line with premium volume growth.
Other Insurance Expense
Other insurance expense increased $1.8 million, or 82%, to $4.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to a $0.7 million, or 140%, increase in amortization of deferred acquisitions costs in line with written premium growth and a $0.4 million, or 67%, increase in credit card processing fees as a result of the increase in customers and associated premium. Professional fees and other increased $0.4 million, or 80%, primarily in support of growth and expansion initiatives. Employee-related expense, including stock-

based compensation, increased by $0.3 million, or 50%, as compared to the three months ended June 30, 2019, driven by an increase in underwriting staff to support our continued growth.
Sales and Marketing
Sales and marketing expense decreased $2.9 million, or 15%, to $16.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $5.3 million, or 32%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, as a result of more efficient spending on search advertising and other customer acquisition channels. Employee-related expense, including stock-based compensation, increased by $2.1 million, or 140%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets. There was also a $0.3 million, or 38%, increase from the prior year period in project-based contractor expense and marketing tools and software to assist our internal teams with strategic initiatives.
Technology Development
Technology development expense increased $2.1 million, or 100%, to $4.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $2.3 million, or 177%, as compared to the three months ended June 30, 2019, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Project-based contractor expense decreased by $0.1 million, or 100%.
General and Administrative
General and administrative expense increased $2.2 million, or 61%, to $5.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Employee-related expense, including stock-based compensation, increased by $1.4 million, or 100%, as we increased finance, legal, business operations and administrative personnel. Bad debt expense increased by $0.4 million, or 400%, and legal, accounting and other professional fees increased $0.2 million, or 22%, to support our overall growth and expanding compliance requirements necessary to operate as a public company.
Income Tax Expense
Income tax expense increased $0.2 million, or 200%, to $0.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss decreased $2.1 million, or 9%, to $21.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the factors described above.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change	% Change
	($ in millions)
Revenue
Net earned premium	$54.5	$23.8	$30.7	129%
Ceding commission income	0.4	—	0.4	N/A
Net investment income	1.1	1.0	0.1	10%
Commission income	0.1	—	0.1	N/A
Total revenue	56.1	24.8	31.3	126%
Expense
Loss and loss adjustment expense, net	38.7	17.8	20.9	117%
Other insurance expense	7.3	4.1	3.2	78%
Sales and marketing	35.3	37.4	(2.1)	(6)%
Technology development	7.7	3.6	4.1	114%
General and administrative	24.0	6.4	17.6	275%
Total expense	113.0	69.3	43.7	63%
Loss before income taxes	(56.9)	(44.5)	(12.4)	28%
Income tax expense	0.6	0.2	0.4	200%
Net loss	$(57.5)	$(44.7)	$(12.8)	29%
Net Earned Premium
Net earned premium increased $30.7 million, or 129%, to $54.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to the growth in gross written premium offset in part by higher ceded premium rates under our reinsurance agreements.
Premium growth for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to an 84% increase in net added customers year over year driven by expansion of our geographic footprint and product offerings. Since June 30, 2019, we began writing policies in four additional U.S. states and expanded internationally into the Netherlands. We also saw a 17% increase in Premium per Customer primarily resulting from the mix of underlying products.
Ceded earned premium as a percentage of gross earned premium increased to 17.2% for the six months ended June 30, 2020, as compared to 16.5% for the six months ended June 30, 2019, mainly driven by a whole account quota share reinsurance agreement that became effective on January 1, 2020. This agreement drove a 2.5% increase in ceded earned premium that was partially offset by lower rates under our other reinsurance agreements.

The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, gross earned premium, ceded earned premium and net earned premium for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019	Change	% Change
	($ in millions)
Gross written premium	$84.8	$44.7	$40.1	90%
Ceded written premium	(10.3)	(3.2)	(7.1)	222%
Net written premium	74.5	41.5	33.0	80%
Change in unearned premium	(8.7)	(13.0)	4.3	(33)%
Gross earned premium	65.8	28.5	37.3	131%
Ceded earned premium	(11.3)	(4.7)	(6.6)	140%
Net earned premium	$54.5	$23.8	$30.7	129%

Ceding Commission Income
Ceding commission income of $0.4 million was recognized for the six months ended June 30, 2020 based on premium ceded to third-party reinsurers during the period.
Net Investment Income
Net investment income increased $0.1 million, or 10%, to $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by a higher average balance of investments during the six months ended June 30, 2020 due to proceeds generated from our Series D financing. This increase was offset in part by lower interest rates during the current period on investment balances due to federal fund rate cuts since the prior year period. We mainly invest in cash, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission Income
Commission income of $0.1 million was recognized for the six months ended June 30, 2020 based on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $20.9 million, or 117%, to $38.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by increased claims in line with premium volume growth.
Other Insurance Expense
Other insurance expense increased $3.2 million, or 78%, to $7.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to a $1.2 million, or 150%, increase in amortization of deferred acquisitions costs in line with written premium growth and a $0.8 million, or 73%, increase in credit card processing fees as a result of the increase in customers and associated premiums. Employee-related expense, including stock-based compensation, increased by $0.8 million, or 80%, as compared to the six months ended June 30, 2019, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $0.4 million, or 33%, primarily in support of growth and expansion initiatives.
Sales and Marketing
Sales and marketing expense decreased $2.1 million, or 6%, to $35.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $7.0 million, or 21%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as a result of more efficient spending on search advertising and other customer acquisition channels. Employee-related expense, including stock-based compensation, increased by $3.9 million, or 134%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets. There was also a $1.0 million, or 71%, increase from the prior year period in project-based contractors expense and marketing tools and software to assist our internal teams with strategic initiatives.
Technology Development
Technology development expense increased $4.1 million, or 114%, to $7.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $4.0 million, or 174%, as compared to the six months ended June 30, 2019, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion.
General and Administrative
General and administrative expense increased $17.6 million, or 275%, to $24.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the period, the Company made a contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10 — “Stockholders' Equity” in the notes to our condensed consolidated financial statements). We recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution. Employee-related expense, including stock-based compensation, increased by $3.0 million, or 115%, as we increased finance, legal, business operations and administrative personnel. Legal, accounting and other professional fees increased $1.3 million, or 81%, to support our overall growth and expanding compliance requirements necessary to operate as a public company. Bad debt expense increased by $0.6 million, or 200%.
Income Tax Expense
Income tax expense increased $0.4 million, or 200%, to $0.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $12.8 million, or 29%, to $57.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the factors described above.
Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted gross profit and adjusted gross profit margin, Ratio of Adjusted Gross Profit to Gross Earned Premium, and adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income, plus fixed costs and overhead associated with our underwriting operations including employee-related expense and professional fees and other, and depreciation and amortization allocated to cost of revenue. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Total revenue	$29.9	$13.8	$56.1	$24.8
Adjustments:
Loss and loss adjustment expense, net	20.5	$9.9	$38.7	$17.8
Other insurance expense	4.0	2.2	7.3	4.1
Depreciation and amortization	—	—	0.1	—
Gross profit	$5.4	$1.7	$10.0	$2.9
Gross profit margin (% of total revenue)	18%	12%	18%	12%
Adjustments:
Net investment income	$(0.2)	$(0.5)	$(1.1)	$(1.0)
Employee-related expense	0.9	0.6	1.8	1.0
Professional fees and other	0.9	0.5	1.6	1.2
Depreciation and amortization	—	—	0.1	—
Adjusted gross profit	$7.0	$2.3	$12.4	$4.1
Adjusted gross profit margin (% of total revenue)	23%	17%	22%	17%
Ratio of Adjusted Gross Profit to Gross Earned Premium
The Ratio of Adjusted Gross Profit to Gross Earned Premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross profit ratio as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends over time.

We use gross earned premium as the denominator in calculating this ratio, which excludes the impact of premiums ceded to reinsurers, because we believe that it reflects the business volume and the gross economic benefit generated by our underlying underwriting operations, which in turn are the key drivers of our future profit opportunities. We exclude the impact of ceded premiums from the denominator because ceded premiums can change rapidly and significantly based on the type and mix of reinsurance structures we use and, therefore, add volatility that is not indicative of our underlying profitability. For example, a shift to a proportional reinsurance arrangement would result in an increase in ceded premium, with offsetting benefits to gross profit from ceded losses and ceding commissions earned, resulting in a nominal overall economic impact. This shift would result in a steep decline in total revenue with a corresponding spike in gross margin, whereas we expect that the Ratio of Adjusted Gross Profit to Gross Earned Premium would remain relatively unchanged. We expect our reinsurance structure to evolve along with our costs and capital requirements, and we believe that our reinsurance structure at a given time does not reflect the performance of our underlying underwriting operations, which we expect to be the key driver of our costs of reinsurance over time.
On the other hand, the numerator, which is adjusted gross profit, includes the net impact of all reinsurance, including ceded premiums and the benefits of ceded losses and ceding commissions earned. Because our reinsurance structure is a key component of our risk management and a key driver of our profitability or loss in a given period, we believe this is meaningful.
Therefore, by providing this Ratio of Adjusted Gross Profit to Gross Earned Premium for a given period, we are able to assess the relationship between business volume and profitability, while eliminating the volatility from the cost of our then-current reinsurance structure, which is driven primarily by the performance of our insurance underwriting platform rather than our business volume.
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Numerator: Adjusted gross profit	$7.0	$2.3	$12.4	$4.1
Denominator: Gross earned premium	$35.3	$16.0	$65.8	$28.5
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	14%	19%	14%

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Net loss	$(21.0)	$(23.1)	$(57.5)	$(44.7)
Adjustments:
Income tax expense	$0.3	$0.1	$0.6	$0.2
Depreciation and amortization	0.4	0.1	0.7	0.1
Stock-based compensation	2.4	0.4	4.6	0.8
Contribution to the Lemonade Foundation	—	—	12.2	—
Interest income	(0.1)	—	(0.1)	—
Net investment income	(0.2)	(0.5)	(1.1)	(1.0)
Adjusted EBITDA	$(18.2)	$(23.0)	$(40.6)	$(44.6)

Liquidity and Capital Resources
As of June 30, 2020, we had $288.7 million in cash and short-term investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. On April 8, 2019, we entered into a Series D Preferred Stock Purchase Agreement, or the “Series D SPA, with new and existing investors. The Series D SPA allowed for the sale of up to 7,107,930 Series D preferred stock at a price per share of $42.21, for a total consideration of approximately $300.0 million, or the Series D Preferred Stock. The initial closing of the Series D funding round was completed on June 26, 2019 providing gross proceeds of $175.0 million. The second closing of the Series D funding round was completed on September 9, 2019 providing gross proceeds of $125.0 million. On July 7, 2020, we completed our IPO, which resulted in the issuance and sale of 12,650,000 shares of common stock at the IPO price of $29.00, including the exercise of the underwriters’ option to purchase additional shares, and generating net proceeds of $335.6 million after deducting underwriting discounts and other offering costs. We believe our existing cash and cash equivalents as of June 30, 2020, together with the net proceeds from our IPO, will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts.
The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant. Therefore, their timing can influence cash flows from operating activities in any given period. The potential for a large claim under an insurance or reinsurance contract means that our insurance subsidiaries may need to make substantial payments within relatively short periods of time, which would have a negative impact on our operating cash flows.
We are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations and pay taxes and operating expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2020, cash and short-term investments held by these companies was $111.6 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2020, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2020	2019
	($ in millions)
Net cash used in operating activities	$(35.3)	$(37.7)
Net cash provided by (used in) investing activities	$22.5	$(12.5)
Net cash provided by financing activities	$1.4	$174.7

Operating Activities
Cash used in operating activities was $35.3 million for the six months ended June 30, 2020, a decrease of $2.4 million from $37.7 million for the six months ended June 30, 2019. This reflected the $12.8 million increase in our net loss, including the $12.2 million non-cash share contribution expense, partially offset by increases in unearned premium and unpaid loss and loss adjustment expense that outpaced the increases in premiums receivable and amounts expected to be recovered from our reinsurance partners. Cash used in operating activities was $37.7 million for six months ended June 30, 2019. This resulted from our net loss of $44.7 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense and accrued and other liabilities partially offset by increases in premiums receivables and amounts expected to be recovered from our reinsurance partners. The decrease in cash used in operating activities from six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the volume and timing of premium receipts and claim payments.
Investing Activities
Cash provided by investing activities was $22.5 million for the six months ended June 30, 2020 primarily due to the maturity of short-term investments in excess of purchases of fixed income securities. Cash used in investing activities was $12.5 million for the six months ended June 30, 2019 primarily due to the purchases of short-term investments and U.S. government obligations in excess of proceeds from the sale or maturity of fixed income securities.
Financing Activities
Cash provided by financing activities was $1.4 million for the six months ended June 30, 2020 primarily due to proceeds received from the exercise of stock awards. Cash provided by financing activities was $174.7 million for the six months ended June 30, 2019, which consisted almost exclusively of proceeds from the issuance of preferred stock, net of issuance costs.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $295.4 million in cash and investment securities available at June 30, 2020 and generated $335.6 million in net proceeds from our IPO. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in in our final prospectus for our IPO filed with the SEC on July 2, 2020 pursuant to Rule 424(b)(4) under the Securities Act.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, stock-based compensation, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO filed with the SEC on July 2, 2020 pursuant to Rule 424(b)(4) under the Securities Act and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on July 2, 2020.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Election Under the Jumpstart Our Business Startups Act of 2012
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risk has been interest rate risk associated with investments in fixed maturities. We do not have material exposure to commodity risk.
We are also exposed to credit risk on our investment portfolio. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2020, none of our fixed maturity portfolio was unrated or rated below investment grade.

Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of operating expenses as a percentage of revenue, if the selling prices of our products do not increase with these increased costs.

Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are not subject to any material legal proceedings

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business
We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 2015 and had an accumulated deficit of $198.3 million and -$255.8 million as of December 31, 2019 and June 30, 2020, respectively. We incurred net losses of $52.9 million and $108.5 million in the years ended December 31, 2018 and December 31, 2019, respectively, and a net loss of $57.5 million for the six months ended June 30, 2020. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our user base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results and financial condition could be harmed.
We have experienced significant customer growth since we commenced operations; however, we may not be able to maintain this growth and our customer base could shrink over time.
Our ability to attract new customers and retain existing customers depends, in large part, on our ability to continue to be perceived as providing delightful and superior insurance-buying and claims-filing customer experiences, competitive pricing, and adequate insurance coverage. In order to maintain this perception, we may be required to incur significantly higher marketing expenses, costs related to improving our service, and lower margins in order to attract new customers and retain existing customers. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely affected.
There are many factors that could negatively affect our ability to grow our customer base, including if:
•we fail to effectively use search engines, social media platforms, digital app stores, content based online advertising, and other online sources for generating traffic to our website and our online app;

•potential customers in a particular marketplace or generally do not meet our underwriting guidelines;
•our competitors mimic our digital platform, causing current and potential customers to purchase their insurance products instead of our products;
•our digital platform experiences disruptions;
•we experience unfavorable shifts in customer perception of our chat-bots;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•we fail to expand geographically;
•we fail to offer new and competitive products;
•customers have difficulty installing, updating or otherwise accessing our app or website on mobile devices or web browsers as a result of actions by us or third parties;
•technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; or
•we are unable to address customer concerns regarding the content, privacy, and security of our digital platform.
Our inability to overcome these challenges could impair our ability to attract new customers and retain existing customers, and could have a material adverse effect on our business, revenue, operating results and financial condition.
The “Lemonade” brand may not become as widely known as incumbents’ brands or the brand may become tarnished.
Many of our competitors have brands that are well recognized. As a relatively new entrant into the insurance market, we spend considerable money and other resources to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.
Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.
We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the efficacy of our artificial intelligence claims processing, the training and experience of our claims adjusters, including our third-party claims administrators, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.
The speed by which our artificial intelligence technology allows us to process and pay claims is a differentiating factor for our business and an increase in the average time to process claims could undermine our reputation and position in the insurance marketplace. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or material litigation, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, and prospects.

If our claims adjusters or third party claims administrators are unable to effectively process our volume of non-automated claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which in turn, could adversely affect our operating margins.
Our future revenue growth and prospects depend on attaining greater value from each user.
Our future growth and prospects depend on our ability to increase the Premium per Customer of our users, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Currently, the large majority of our users are renters. In order to increase our Premium per Customer, we must increase the number of higher-priced customers, such as homeowners, and the proportion of higher-priced customers relative to lower-priced customers, such as renters. Our business model is premised on the expectation that a significant number of our users that are renters will continue to retain coverage with us as they move from being renters to homeowners. Currently, however, given our limited operating history, substantially all of our current homeowner users are new users who were not previously renters with us. The purchase of a home is a significant event in a person’s life and we cannot provide assurances that we will succeed in retaining existing customers that are renters as they become homeowners. This may occur for a variety of factors. For example, at the time a renter purchases a home, he or she is exposed to a large number of service providers who have direct and personal access to that renter in a way that we do not. Those service providers may have, and share, their own views and preferences for homeowners insurance. Furthermore, given the expenditure involved in a home purchasing decision, differences in price between our insurance product and that of our competitors may appear less significant. In addition, there may even be a perception that a higher priced policy from a traditional brand name insurer may be of higher quality when coupled with the size and longevity of such traditional insurers. A failure to retain renters as they transition to homeowner status may materially adversely impact our future growth and prospects. Moreover, we also sell homeowner policies directly, or indirectly through independent insurance agencies, to customers who did not previously have a renters policy with us. To the extent we are unable to sell homeowner policies directly or via our insurance agency partners to new customers either now or in the future, our ability to increase our Premium per Customer would be negatively impacted, which could materially adversely impact our future growth and prospects.
The novelty of our business model makes its efficacy unpredictable and susceptible to unintended consequences.
Our business model is predicated on behavioral economics. Under our model, we typically retain a fixed fee, currently 25% of premiums. We use the remaining funds to pay claims (including reinsurance) and, if there are any funds leftover, donate to nonprofits as part of our Giveback. While we designed our business model to attract users, align our incentives with those users, discourage fraudulent claims and allow us to offer competitive pricing, our business model may not operate as intended over time and on a larger scale. For example:
•Our commitment to charitable giving through our Giveback program may not align our interests with those of our customers to the extent anticipated. Moreover, our commitment to charitable giving may not resonate with our existing customers or may fail to attract new customers.
•The amount contributed to nonprofits may be viewed as insufficient by existing or new customers. Furthermore, there may be insufficient money remaining after paying claims to make charitable contributions.
•As of July 1, 2020, we have proportional reinsurance protecting 75% of our business, pursuant to our Proportional Reinsurance Contracts. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance, which are achieved through the Non-Proportional Reinsurance Contracts. False claims or higher than expected claims could cause reinsurers to charge higher rates, refuse to provide reinsurance or provide reinsurance on less favorable terms. While we have implemented control procedures to detect false claims, such procedures may not prevent such claims from being filed or prevent a sufficient number of them from being paid out.
The failure of our business model to function as intended could materially and adversely impact our financial condition and results of operations.
We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition.

Our Giveback is a cornerstone of our business model that, when coupled with our fixed fee, works to align our interests with those of our customers, which we believe builds trust, minimizes fraud, and keeps our costs down. If a state, federal authority or foreign jurisdiction was to find that the Giveback was a rebate rather than a charitable contribution, or impermissible on other grounds, we may not be able to donate the residual value of our customers’ premiums to nonprofits in certain, or any, of the states or foreign jurisdictions in which we operate. If even one regulator were to disallow the Giveback, it could force us to abandon the Giveback in part or entirely, either of which could undermine the behavioral economics foundation on which our business model is based, which in turn could materially and adversely affect our brand, financial condition and results of operations.
Additionally, we could modify, reduce or eliminate the Giveback at our discretion for a variety of reasons. Lemonade Insurance Company’s board of directors may determine the amount and distribution of the Giveback by taking into consideration various factors such as the current goodwill and reputation of the nonprofit selected by customers, the amount of funds available for distribution by each cohort, the reasonableness of such contribution, and general shareholders’ interests, such as the proposed amount and distribution of the Giveback against factors like overall shareholder returns, our financial and operating performance, and our social responsibility and the benefits shareholders and their communities receive from proposed contributions. Before determining the amount of the Giveback, Lemonade Insurance Company’s board of directors may also analyze the extent of our reinsurance coverage and management’s expectations with respect to such reinsurance coverage for the upcoming fiscal year, particularly as it relates to the amount of capital and surplus required to continue to operate successfully. If after weighing any of these factors, Lemonade Insurance Company’s board of directors were to reduce or eliminate the Giveback, our business model would be impacted, which, in turn, could materially and adversely affect our brand, financial condition and results of operations.
Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.
We launched our business to sell renters and homeowners insurance in late 2016 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, our operating results are hard to predict, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model. For example, our user base is made up primarily of renters and we have very few instances of those renters becoming homeowners, a key element of our business model. It is also difficult for us to track that data. We cannot provide any assurance that the data that we collect will provide useful measures for evaluating our business model. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, business, financial condition and results of operations.
We may not be able to manage our growth effectively.
Our revenue grew from $22.5 million for the year ended December 31, 2018, to $67.3 million for the year ended December 31, 2019, to $56.1 million for the six months ended June 30, 2020. Our total employees grew from 117 as of December 31, 2018, to 279 as of December 31, 2019, and to 381 as of June 30, 2020. In addition, from December 31, 2017 to June 30, 2020, we expanded from offering insurance in eight states to offering it in 28 states, including Washington, D.C. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
The renters and homeowners insurance market is highly competitive with carriers competing through product coverage, reputation, financial strength, advertising, price, customer service and distribution.

While we face limited direct competition from traditional insurance companies for first-time renters, we face significant competition from traditional insurance companies for homeowners. Competitors include companies such as Allstate, Farmers, Liberty Mutual, State Farm, and Travelers. These companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as auto, health and life, than we currently do. Our future growth will depend in large part on our ability to grow our homeowners insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer consumers the ability to purchase renters, homeowners and multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance, such as pet insurance, we could face intense competition from insurance companies that are already established in such markets. Competitors include companies such as Nationwide, Embrace, and Trupanion. These new insurance products could take months to be approved by regulatory authorities, or may not be approved at all.
We currently face competition by technology companies in the markets in which we operate. There are various technology companies that have recently started operating in adjacent insurance categories that may in the future offer renters and homeowners insurance products. Technology companies may in the future begin operating and offering products at better and more competitive pricing than us, which could cause our results of operations and financial condition to be materially and adversely affected. In addition, traditional insurance companies may seek to adapt their businesses to sell insurance and process claims using technology similar to ours. Given their size, resources, and other competitive advantages, they may be able to erode any market advantage we may currently have over them.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our insurance subsidiary, Lemonade Insurance Company, obtains reinsurance to help manage its exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
As of July 1, 2020, we have proportional reinsurance protecting 75% of our business. Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or “cede,” 75% of our premiums to our reinsurers. In exchange, these reinsurers pay us a “ceding commission” of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance. We have achieved this through the Non-Proportional Reinsurance Contracts. Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. Our Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.
We may change the structure of our reinsurance arrangement in the future, which may impact our overall risk profile and financial and capital condition. We may be unable to negotiate a new reinsurance contract to provide continuous coverage or negotiate reinsurance on the same terms and rates as are currently available, as such availability depends in part on factors outside of our control. A new contract may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from hurricanes or terrorist attacks or an increase in capital requirements, impact the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance, extend our reinsurance contracts or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our exposure, reduce our insurance writings or develop or seek other alternatives.
The unavailability of acceptable reinsurance protection would have an adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon our profitability until policy premium rates could be raised, in most cases subject to approval by state regulators, to offset this additional cost. Moreover, if adequate reinsurance cannot be obtained or maintained at reasonable rates, we may be unable to make contributions to the nonprofit organizations selected by our customers as part of our Giveback, which could erode customer trust, damage our brand, and have a material adverse effect on our financial condition and results of operations.
Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.
We must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The National Association of Insurance Commissioners, or NAIC, has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Moreover, as a new entrant to the insurance industry, we may face additional capital requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct its business.
If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.
Our ability to attract and retain customers and therefore increase our revenue depends on our ability to successfully expand our product offerings. While we have historically concentrated our efforts exclusively on the renters and homeowners insurance market, in July 2020, we launched pet insurance, and we may in the future choose to enter, as underwriter or as agent, into additional vertical markets, such as auto and life insurance, in order to achieve our long-term growth goals. Our success in the renters and homeowners insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. These new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the renters, homeowners and pet insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.
Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers. Moreover, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination.
We utilize the data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. Similarly, we use proprietary artificial intelligence algorithms to process many of our claims. The data that we gather through our interactions with our customers is evaluated and curated by proprietary artificial intelligence algorithms. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims. Additionally, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability. Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.
Regulators may limit our ability to develop or implement our proprietary artificial intelligence algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.
Our future success depends on our ability to continue to develop and implement our proprietary artificial intelligence algorithms, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology, or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.
New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
State and federal lawmakers, and insurance regulators are focusing upon the use of AI broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of AI, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
We rely on artificial intelligence and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that restrict our ability to collect this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
We use artificial intelligence and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. If federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our collection or use of this data.
On January 18, 2019, the New York Department of Financial Services, or NYDFS, issued a circular letter to insurers operating in New York expressing concerns about the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, the letter raises concerns about the potential for unfair discrimination and lack of consumer transparency associated with the use of external consumer data. The letter further imposes substantive requirements on insurers authorized to write life insurance in New York using external data sources. Among other things, the letter requires life insurers to independently confirm that the sources of external data do not collect or utilize prohibited criteria. In addition, life insurers must not use external data sources unless they can establish that the use of such data is not unfairly discriminatory. Our decision to enter into new vertical markets and offer life insurance products could also subject us to such substantive requirements in the future. Additionally, other state regulators may also issue regulations or pass legislation imposing similar requirements on insurance activities. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity of our pricing and underwriting processes. A determination by federal or state regulators that the data points we collect and the process we use for collecting this data unfairly discriminates against some groups of people could also subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our artificial intelligence and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
Additionally, existing laws, such as the California Consumer Privacy Act, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.
We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our online app, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs will continue to rise.
Our success depends on our ability to attract consumers to our website and our online app and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, digital app stores, content-based online advertising and other online sources for traffic to our website and our online app.
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers and traffic to our website could decrease, any of which could have a material adverse effect on our business, results of operations and financial condition. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites.
Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our online app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our online app, our business and operating results are likely to suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results could suffer.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on key distribution platforms, such as the Lemonade API, if the third party distribution platforms are unable to continue to distribute our insurance products pursuant to insurance law and regulations.
The marketing of our insurance products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with digital app stores, in particular, those operated by Google and Apple. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially. Furthermore, because many of our customers access our insurance products through an online app, we depend on the Apple App Store and the Google Play Store to distribute our online app. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our online app, including those relating to the amount of

(and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our online app, to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute online app through their stores, the features we provide and the manner in which we market in-app products. We cannot assure you that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our online app, the features we provide and the manner in which we market our online app. To the extent either or both of them do so, our business, results of operations and financial condition could be adversely affected. Furthermore, one of the factors we use to evaluate our customer satisfaction and market position is our Apple App Store ratings. This rating, however, may not be a reliable indicator of our customer satisfaction relative to other companies who are rated on the Apple App Store since, to date, we have received a fraction of the number of reviews of some of the companies we benchmark against.
We also attract customers through our relationships with certain business development partners. If our business development partners were to charge higher rates or decide to terminate their relationships with us, our ability to attract customers could be materially impaired. In addition, we have expanded our direct to customer acquisition channels, including subway and taxicab panels. Our efforts to acquire customers through direct marketing may subject us to increased regulatory scrutiny by state insurance regulators pursuant to unfair methods of competition or unfair or deceptive acts or practices laws.
We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.
To the extent that our present capital, including the funds generated by our initial public offering of common stock, or IPO, are insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, the availability of reinsurance, as well as market disruptions and other developments.
Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through equity issuances. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. In addition, the NYDFS and other regulatory bodies may not permit additional equity issuances or other forms of financing that we may wish to pursue. We cannot be certain that additional financing will be available to us on favorable terms, or at all.
If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth, maintain minimum amounts of risk-based capital and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.
Interruptions or delays in the services provided by our sole provider of third-party data centers or our internet service providers could impair the operability of our website and our online app and may cause our business to suffer.
We currently offer our products through our website and online app using Amazon Web Services, or AWS, data centers, a provider of cloud infrastructure services. We rely on the internet and, accordingly, depend on the continuous, reliable and secure operation of internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged AWS service disruption affecting our website or online app for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website and online app. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon 30 days’ notice (i) if we are in material breach of the agreement and the material breach remains uncured for a period of 30 days from receipt of notice of such breach, (ii) if AWS’s relationship with a third-party partner who provides software or other technology AWS uses to provide the service offerings under the agreement expires, terminates or requires AWS to change the way it provides the software or other technology as part of the services it renders pursuant to the agreement, (iii) in order to comply with the law or requests of governmental entities, (iv) if our use of the service offerings under the agreement (w) pose a security risk to the service offerings or any third party under the agreement, (x) could adversely impact AWS’s systems, the service offerings or the systems or content of any other AWS customer, (y) could subject AWS or its affiliates or any third party to liability, or (z) could be fraudulent, or (v) if we are in breach of the payment obligations pursuant to the agreement or we have ceased to operate in the ordinary course, made an assignment for the benefit of creditors or similar disposition of our assets, or become the subject of any bankruptcy, reorganization, liquidation, dissolution or similar proceeding. Termination of the AWS agreement may harm our ability to access data centers we need to host our website and online app or to do so on terms as favorable as those we have with AWS.
As we continue to expand the number of customers to whom we provide our products and services, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of AWS data centers or third-party internet service providers to meet our capacity requirements could result in interruptions or delays in access to our website or online app or impede our ability to scale our operations. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our website or online app as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.
Security incidents or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, result in loss of personal customer information, damage our reputation and brand, and harm our business and operating results.
Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and online app may contain material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or online app shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or our online app or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or our online app, or stop using our website or our online app entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our digital platform is not safe to use.
A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.
We are periodically subject to examinations by our primary state insurance regulator, which could result in adverse examination findings and necessitate remedial actions.
As a New York State-domiciled insurance company, our primary insurance regulator responsible for our supervision and examination is the NYDFS. Periodically, the NYDFS performs examinations of insurance companies under its jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities. These examinations provide the NYDFS a significant opportunity to review and scrutinize our business. If, as a result of an examination, the NYDFS determines that our financial condition, capital resources, or other aspects of any of our operations are less than satisfactory, or that we are in violation of applicable laws or regulations, the NYDFS may require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action. We cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions, if any, resulting from such an examination, or the associated costs of such remedial actions or regulatory scrutiny. In addition, insurance regulators of other states in which we are licensed to operate may also conduct periodic financial examinations or other targeted investigations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from these examinations could have a material adverse effect on our business, reputation, financial condition or results of operations.
We collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customers’ privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.
Use of technology to offer insurance products involves the storage and transmission of information, including personal information, in relation to our staff, contractors, business partners and current, past or potential customers. Security breaches, including by hackers or insiders, could expose confidential information, which could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal or access our users’ names, email addresses, physical addresses, phone numbers and other information that we collect when providing insurance quotes, and credit card or other payment information if a customer agrees to purchase insurance coverage from us. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Any of these incidents, or any other types of security or privacy related incidents, could result in an investigation by a competent regulator, resulting in a fine or penalty, or an order to implement specific compliance measures. It could also trigger claims by affected third parties. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information.
Any or all of the issues above could adversely affect our ability to attract new customers or retain existing customers, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, resulting in a material adverse effect to our business, results of operations and financial condition.

On June 28, 2018, California enacted a new privacy law known as the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act exemption. Further, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
As we continue to expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679, or the GDPR, and other data protection regulations. Any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data (including by way of our algorithms). In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws and the GDPR, and the risk of litigation and regulatory enforcement actions. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically, including those imposed by the NYDFS.
Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of artificial intelligence) and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect to our reputation, business and operating results.
We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.
We may be subject to compliance obligations arising from medical information privacy regulations.
By processing certain personal injury data on behalf of our clients, we may be subject to specific compliance obligations under privacy and data security-related laws specific to the protection of healthcare information. Although we may be subject to the Health Insurance Portability and Accountability Act, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and related state laws, we do not have a process in place to assess or align our privacy and security practices specifically against requirements for protecting medical information.
We may face particular privacy, data security, and data protection risks as we continue to expand into Europe in connection with the GDPR and other data protection regulations.
The GDPR applies to the processing of personal data by our business in the context of our establishments in the European Union. In addition, all portions of our business established outside the European Union may be required to comply with the requirements of the GDPR with respect to the offering of products or services to individuals in the European Union. The GDPR could also apply to our establishments of business outside the European Union if we were to monitor the activities of individuals in the European Union or become established in the European Union. The GDPR increases the maximum level of fines for the most serious compliance failures to the greater of four percent of annual worldwide revenue or €20,000,000.
We may also be subject to the local privacy and data protection laws of the E.U. Member States in which we offer products or services, which can carry penalties and potential criminal sanctions.
The regulatory requirements and restrictions set out in the GDPR include, among others, the following:
•The GDPR imposes a number of principles with respect to the processing of personal data, including requirements to process personal data lawfully, fairly, and in a transparent manner, to process personal data only to the extent necessary for the purposes required, maintain the accuracy of personal data, limit the retention of personal data for no longer than is necessary, and maintain appropriate technical and organizational security measures against unauthorized processing or accidental loss, destruction, or damage. We are implementing external and internal policies and procedures, technical measures and internal training designed to adhere to those principles;
•In relation to the transparency principle, the GDPR requires us to provide individuals in the European Union whose personal data we process, or data subjects, with certain information regarding the processing of their personal data by us, and we have an E.U. privacy policy, which can be found at https://www.lemonade.com/de/en/privacy-policy (with respect to Germany) and https://www.lemonade.com/nl/en/privacy-policy (with respect to the Netherlands);
•The GDPR requires us to maintain internal records of our processing activities and to make those records available to regulators on demand;
•The GDPR requires us to include certain mandatory terms in our agreements with third parties that process personal data subject to the GDPR on our behalf, or Processors, and we are in the process of entering into compliant data processing terms with each of our Processors. If third parties with whom we work were to violate their obligations under the GDPR, and/or under their agreements with us, such violation could potentially have an adverse impact on our business;
•The GDPR imposes restrictions on the export of personal data to countries outside the European Economic Area, or EEA, to the extent any personal data relating to an individual in the EEA is exported outside the EEA; we are implementing suitable terms for such export as required by the GDPR;

•The GDPR grants data subjects certain rights, including the right to object to the processing of their personal data by us, to request copies of their personal data from us, to receive information regarding the processing of their personal data and to exercise certain other rights against us in respect of their personal data, and we are implementing internal policies and procedures designed to address those rights;
•The GDPR prohibits automated decision making, i.e. a decision evaluating a data subject’s personal aspects based solely on automated processing that produces legal effects or other significant effects for that data subject, except where such decision making is necessary for entering into or performing a contract or is based on the data subject’s explicit consent. There is not yet any clear precedent as to whether use of artificial intelligence to make insurance offers to individuals will be considered necessary even though it is integral to our business model. If our automated decision making processes cannot meet this necessity threshold, we cannot use these processes with E.U. data subjects unless we obtain their explicit consent. Relying on consent to conduct this type of processing holds its own risks because consent must be considered freely given (commentators argue that seeking consent by tying it to a service may be problematic) and consent can be withdrawn by a data subject at any time. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to use our artificial intelligence models, that may decrease our operational efficiency and result in an increase to the costs of operating our business. Automated decision making also attracts a higher regulatory burden under the GDPR, which requires the existence of such automated decision making be disclosed to the data subject including a meaningful explanation of the logic used in such decision making, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision; and
•The GDPR also places limits on the profiling of individuals, i.e. processing of personal data to evaluate certain personal aspects, like analyzing or predicting aspects of a person’s economic situation, health, personal preferences, location, etc. There is a lack of clarity on when we can rely on consent from the data subject to conduct profiling, or when we can rely on our legitimate business interests to do so. In the latter case, it is unclear what kind of opt-out mechanism would be required to achieve GDPR compliance. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to engage in profiling, that may decrease our operational efficiency and result in an increase to the costs of operating our business.
In respect of these measures, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.
In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC), together, the e-Privacy Directive, governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the European Union. The ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation, which is still under development and is expected to replace current national laws that implement the ePrivacy Directive. As agreement of the final text of E-Privacy Regulation has been significantly delayed, various E.U. Data Protection Authorities have published guidance clarifying that opt-in consent is now required in respect of cookies used for marketing and in most cases analytics (the position on the use of first-party cookies for analytics is not clear). The decline of cookies or other tracking technologies as a means to identify and target potential purchases may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.
Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the use of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business.

Starting on January 1, 2021 (when the transitional period following the United Kingdom’s, or UK, departure from the European Union, or Brexit, is currently scheduled to expire, unless that transition period is extended by mutual agreement), we will have to comply with the GDPR and the UK GDPR (i.e. the GDPR as implemented into UK law) if we offer services to UK users, monitor their behavior or are established in the United Kingdom. Failure to comply with the UK GDPR can result in fines up to the greater of £17 million (approximately $20 million), or 4% of global revenue. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example, what the role of the Information Commissioner’s Office will be following the end of the transitional period. In addition, it is likely that documentation will need to be put in place between UK entities and entities in European member states to ensure adequate safeguards are in place for data transfers, which may mean that our business incurs additional costs with respect to transfers of personal data between the European Union and the UK. We may find it necessary or advantageous to join industry bodies, or self-regulatory organizations, that impose stricter compliance requirements than those set out in applicable laws, including the GDPR. We may also be bound by contractual restrictions that prevent us from participating in data processing activities that would otherwise be permissible under applicable laws, including the GDPR. Such strategic choices may impact our ability to exploit data, and may have an adverse impact on our business.
We may be unable to prevent or address the misappropriation of our data.
From time to time, third parties may misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or online apps may misappropriate data and attempt to imitate our brand or the functionality of our website or our online app. If we become aware of such websites or online apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or online apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites or online apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or online apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or online apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.
We rely on the experience and expertise of our Co-Founders, senior management team, highly-specialized insurance experts, key technical employees and other highly skilled personnel.
Our success depends upon the continued service of Daniel Schreiber, our co-founder, Chief Executive Officer and a member of our board of directors, and Shai Wininger, our co-founder, President, Chief Operating Officer and a member of our board of directors (collectively with Mr. Schreiber, our Co-Founders), and senior management team, highly-specialized insurance experts and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of either of our Co-Founders or any other member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.
Furthermore, several members of our management team were hired recently. If we are not able to integrate these new team members or if they do not perform adequately, our business may be harmed.
We face significant competition for personnel, particularly in New York, where our headquarters is located and in Tel Aviv, where many of our technical employees are located. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations and financial condition.
If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.
Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, Lemonade Insurance Agency, LLC could be found liable, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.
Political, economic and military conditions in Israel could negatively impact our operations.
Our Co-Founders and some of our product development staff, help desk and online sales support operations are located in Israel. As of June 30, 2020, we had 141 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip), and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Any hostilities involving Israel could adversely affect our operations and results of operations. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations.
Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners face to face. Further, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and a material adverse impact on our business.
Our commercial insurance may not cover losses that could occur as a result of events associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. Armed conflicts or political instability in the region could negatively affect our business and could harm our results of operations.
Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our common stock. An escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and our business.
We may become subject to claims under Israeli law for remuneration or royalties for assigned service invention rights by our Israel-based contractors or employees, which could result in litigation and adversely affect our business.
We enter into assignment of invention agreements with employees and contractors, pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us. Under the Israeli Patent Law, 5727-1967, or the Israel Patent Law, inventions conceived by an employee or a person deemed to be an employee during and in consequence of their employment are regarded as “service inventions,” which belong to the employer, absent a specific agreement between employee and employer giving the employee service invention rights. In the case of a service invention, employees and former employees may petition the Israeli Compensation and Royalties Committee established under the Israel Patent Law to determine whether they are entitled to remuneration for their service inventions. The Israeli Compensation and Royalties Committee and the Supreme Court have held that employees may be entitled to remuneration for their service inventions despite having waived such rights, resulting in uncertainty under Israeli law with respect to the efficacy of waivers of service invention rights. Although our contractors and employees have agreed to assign to us service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former contractors or employees, or be forced to litigate such claims, which could negatively affect our business.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture has been critical to our success. Our status as a Certified B Corp and commitment to charitable giving distinguish us from our competitors and promote a relationship among our employees and customers founded on trust. We not only seek to engender a trusting relationship between our brand and our customers, but also among our employees. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;
•the increasing size and geographic diversity of our workforce, and our ability to promote a uniform and consistent culture across all our offices and employees;
•the market perception about our charitable contributions and social and political stances;
•competitive pressures to move in directions that may divert us from our mission, vision and values;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
Our unique culture is one of our core characteristics that helps us to attract and retain key personnel. If we are not able to maintain our culture, we would have to incur additional costs and find alternative methods to recruit key employees, which in turn could cause our business, results of operations and financial condition to be adversely affected.
If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. The accuracy of our pricing is subject to our ability to adequately assess risks, estimate losses and comply with state insurance regulations. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. We also utilize the data that we gather through our interactions with our customers, as evaluated and curated by our proprietary artificial intelligence algorithms.
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expense, or LAE, and other costs. If we do not accurately assess the risks that we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise prices. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, results of operations and financial condition.

Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
•collect and properly analyze a substantial volume of data from our customers;
•develop, test and apply appropriate actuarial projections and rating formulas;
•review and evaluate competitive product offerings and pricing dynamics;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our customers’ losses with reasonable accuracy.
There are no assurances that we will have success in implementing our pricing methodology accurately in accordance with our assumptions. Our ability to accurately price our policies is subject to a number of risks and uncertainties, including:
•insufficient or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;
•incorrect or incomplete analysis of the competitive environment;
•regulatory constraints on rate increases; and
•our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expense, as well as unanticipated court decisions, legislation or regulatory action.
To address the potential inadequacy of our current business model, we may be compelled to increase the amount allocated to cover policy claims, increase premium rates or adopt tighter underwriting standards, any of which may result in a decline in new business and renewals and, as a result, could have a material adverse effect on our business, results of operations and financial condition.
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: California, New York and Texas.
Approximately 59% of our gross written premium for the six months ended June 30, 2020 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as the recent outbreak of a novel strain of coronavirus, or COVID-19, and cause material losses in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new products.
Because our products are highly-advanced and require rigorous testing and regulatory approvals, development cycles can be complex. Moreover, development projects can be technically challenging and expensive, and may be delayed or defeated by the inability to obtain licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ artificial intelligence to collect data points, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damage amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
Failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition.
Our success is dependent in part on protecting our intellectual property rights and technology (such as source code, information, data, processes and other forms of information, knowhow and technology). We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, there are steps that we have not yet taken to protect our intellectual property on a global basis. Additionally, the steps that we have already taken to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights.
While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.

We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.
We currently hold various domain names relating to our brand, including Lemonade and Lemonade.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our online app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.
Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations and financial condition.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.
If we are unable to make acquisitions and investments, or successfully integrate them into our business, our business, results of operations and financial condition could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business. We may evaluate target companies and make acquisitions in the future. There is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction, including as a result of regulatory review and approvals;
•inadequacy of reserves for losses and loss expenses;
•quality of their data and underwriting processes;
•conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;
•difficulties in obtaining regulatory approvals on our ability to be an acquirer;
•a need for additional capital that was not anticipated at the time of the acquisition;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;

•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, results of operations and financial condition could be adversely affected.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
On December 22, 2017, President Trump signed into law a comprehensive tax reform bill, or the Tax Cuts and Jobs Act”, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite carryforward of certain net operating losses, immediate deductions for certain new investments instead of deductions for depreciation expense over time and the modification or repeal of many business deductions and credits. We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the TCJA could adversely affect our business and financial condition. The impact of this tax reform legislation on holders of our common stock is also uncertain and could be adverse.
We may not be able to utilize a portion of our net operating loss carryforwards, or NOLs, to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flows.
As of December 31, 2019, we had federal income tax NOLs of approximately $186.1 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or otherwise. Of our NOL, $36.8 million of losses will begin to expire in 2035 and $149.3 million of losses can be carried forward indefinitely.
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of June 30, 2020, we are licensed in 41 states of the United States and operate in 28 of those states, including Washington, D.C., which are home to approximately 75% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.
In addition to growing our domestic business, we have started expanding our presence internationally, particularly in Europe. We currently hold a pan-European license, which allows us to sell in 31 countries across Europe, and commenced operating in Germany on June 11, 2019 and in the Netherlands on April 2, 2020. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•obtaining any required government approvals, licenses or other authorizations;

•complying with varying laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax and local regulatory restrictions;
•recruiting and retaining talented and capable employees in foreign countries;
•competition from local incumbents that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our product offerings less successful;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected.
In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, anti-money laundering, export controls, and trade and economic sanctions.
Expansion into new markets here and abroad will require additional investments by us in both regulatory approvals and marketing. These incremental costs may include hiring additional personnel, as well as engaging third-party service providers and other research and development costs. If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations and financial condition could be materially and adversely affected.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Since we conduct limited operations in Israel and Europe, portions of our revenues, expenses, assets and liabilities are denominated in New Israeli Shekels and euros. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our revenues, income and the value of balance sheet items denominated in foreign currencies.
External events such as Brexit, global pandemics, the ongoing uncertainty regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, the passage of U.S. taxation reform legislation, and concerns over interest rates (particularly short-term rates) each have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the pound sterling and the euro. If global economic and market conditions, or economic conditions in the United Kingdom, European Union, the United States or other key markets remain uncertain or deteriorate further, the value of the pound sterling and euro and the global credit markets may further weaken.
Risks Relating to Our Industry
The insurance business, including the market for renters and homeowners insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency of claims and premium defaults, and an uptick in the frequency of falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and financial condition.
We are subject to extensive insurance industry regulations.
As of June 30, 2020, we are licensed in 41 states of the United States and operate in 28 of those states, including Washington, D.C. We also hold a pan-European license, which allows us to sell in 31 countries across Europe, and commenced operating in Germany on June 11, 2019 and in the Netherlands on April 2, 2020.
In the United States, each state regulator retains the authority to license insurers in their states, and an insurer generally may not operate in a state in which it is not licensed. Accordingly, we are not permitted to sell insurance to residents of the remaining states and territories of the United States, which is likely to put us at a disadvantage among many of our competitors that have been in business much longer than us and are licensed to sell their insurance products in most, if not all, U.S. jurisdictions.
We are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to renew or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments and capital, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, such as auto or life insurance, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statute may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents.
Such laws, rules and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners insurance rates and coverage forms, or which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified.

The NYDFS, the insurance regulatory authority in the State of New York, may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which Lemonade Insurance Company is licensed to sell insurance may also conduct periodic examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive, or other corrective action.
Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to seizure of assets. Any such events could adversely affect our business, results of operations or financial condition.
In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. New York, among other states, imposes significant restrictions on a company’s ability to materially reduce its exposures or to withdraw from certain lines of business. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane-related losses.
Our European insurance entities, Lemonade Insurance N.V., Lemonade Agency B.V. and Lemonade B.V., are subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, “DNB”) as the supervisory authority of its home member state, the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, “AFM”), and the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “BaFin”) as the supervisory authority of a host member state. DNB and AFM expect firms to avoid actions that jeopardize compliance with their statutory objectives and applicable rules and regulations and have extensive powers to intervene in the affairs of a regulated firm. When DNB is concerned that an insurer may present a risk, this may lead to negative consequences, including the requirement to maintain a higher level of regulatory capital (via capital “add-ons” under the Solvency II Directive) to match the higher perceived risks and enforcement action where the risks identified breach applicable rules and regulations. In the case of a breach of our license requirements or obligations arising from the applicable rules and regulations, we may be subject to the DNB and the AFM’s sanctions, including (public) formal warnings, orders to adopt a certain course of conduct, incremental penalties and administrative fines, revocation of an undertaking license and, in the case of insurers, where the breach relates to material prudential shortcomings, emergency measures (including the appointment of an administrator or the imposition of measures aimed at winding-up the undertaking). Any such events could adversely affect our business, results of operations or financial condition.
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations, or the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. New York State, our main domiciliary state for our insurance subsidiary, includes a form of the enterprise risk report requirement.

In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, or the ORSA Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report, or the ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. While New York has not formally passed the ORSA requirement, it has implemented a form “F” filing requirement that is the initial response to the ORSA Model Act. We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act, or any other regulatory requirements may have on our business, financial condition or results of operations.
The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which requires covered financial institutions, including Lemonade Insurance Company, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, Ohio, and South Carolina have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.
Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our renters and homeowners insurance business is exposed to the risk of severe weather conditions and other catastrophes. Severe weather events include, but are not limited to, winter storms, rain, hail, and high winds. The incidence and severity of weather conditions are largely unpredictable. Catastrophes can be caused by various events, such as wildfires, tornadoes, tsunamis, hurricanes, tropical storms, earthquakes, windstorms, hailstorms, severe thunderstorms, fires, and other non-natural events such as explosions, riots, terrorism, or war.
The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. Resulting reductions in our capital could materially adversely affect our ability to underwrite new insurance policies. In addition, we may not be able to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes. While we only work with reinsurers whom we believe have acceptable credit, if our reinsurers are unable to pay for the claims for which they are responsible, we could be exposed to additional liability, which could have a material adverse effect on our business and results of operations.
Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, eruptions of volcanoes, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of homeowners and renters insurance and reinsurance coverages, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
In addition, in December 2019, COVID-19 was reported to have surfaced in Wuhan, China and was subsequently recognized as a pandemic by the World Health Organization. Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, could impact our operations if our employees are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. The pandemic has caused an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. This could result in an increase in fraudulent claims or a decrease in apartment rentals or home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results cannot be reasonably estimated at this time.
We expect our results of operations to fluctuate on a quarterly and annual basis. In addition, our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.
Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of customers purchasing our insurance products and fluctuations in the timing and amount of our expenses. In addition, the insurance industry, and particularly renters and homeowners insurance, are subject to their own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues and resulting fluctuations in our rate of growth as a result of insurance spending patterns. Specifically, our revenues may be proportionately higher in our third fiscal quarter due to the seasonality of when renters and homeowners move into new homes, which historically occurs in the months of July, August and September. Accordingly, the amount of growth we experience may also be greater in the third quarter. Our historical rate of growth during this "peak" moving season may be impacted by the COVID-19 pandemic, which could lead to a decline in real estate transactions during the third quarter, In addition, as our business expands and matures, other seasonality trends may develop and the existing seasonality and customer behavior that we experience may change. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects and a failure to achieve our quarterly forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.
We rely on data from our customers and third parties for pricing and underwriting our insurance policies, handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
We use data, technology and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from Insurance Services Office, Inc., or ISO, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should ISO refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use other than proprietary information provided by ISO, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.
Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophe losses.
Along with others in the insurance industry, models developed internally and by third party vendors are used along with our own historical data in assessing property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. Further, the accuracy of such models may be negatively impacted by changing climate conditions. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about our in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.
We are subject to payment processing risk.
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.
Our success depends upon the insurance industry continuing to move online at its current pace and the continued growth and acceptance of online products and services as effective alternatives to traditional offline products and services.
We provide homeowners and renters insurance products through our website and our online app that compete with traditional offline counterparts. We do not generally offer insurance through traditional, offline brokers. We believe that the continued growth and acceptance of online products and services generally will depend, to a large extent, on the continued growth in commercial use of the internet and the continued migration of traditional offline markets and industries online.
Purchasers of insurance may develop the perception that purchasing insurance products online is not as effective as purchasing such products through a broker or other traditional offline methods, and the homeowners and renters insurance markets may not migrate online as quickly as (or at the levels that) we expect. Moreover, if, for any reason, an unfavorable perception develops that data automation, artificial intelligence and/or bots are less efficacious than traditional offline methods of purchasing insurance, underwriting, claims processing, and other functions that use data automation, artificial intelligence and/or bots, our business, results of operations and financial condition could be adversely affected.
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
Our financial condition and results of operations depends on our ability to accurately assess potential losses and loss adjustment expenses under the terms of the policies we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate as it is possible for us to underestimate the cost of claims and claims administration.
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends and legislative changes. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.
Recorded claim reserves, including case reserves and incurred but not reported, or IBNR, claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods or requiring the availability of multiple limits. Regulatory requirements and economic conditions are also considered.
Since reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect current estimation processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and reinsurance recoverables are reestimated.
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing customers.
Our insurance subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
Our insurance subsidiary is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of the State of New York. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiary to report its results of risk-based capital calculations to the NYDFS and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2019, our risk-based capital ratio was 354%.
In addition, our insurance subsidiary is required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. The insurance subsidiary could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.
Any failure by our insurance subsidiary to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of the State of New York (or other states where currently or may in the future conduct business) could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision, or liquidation.
Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do.
We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.
The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of a guaranty fund is to protect customers by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer’s share of voluntary premiums written in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition and results of operations.
Our ability to compete in the property and casualty insurance industry and our ability to expand our business is partially dependent on us maintaining our Demotech, Inc. rating, and may be negatively affected by the fact that we do not have a rating from A.M. Best.
Our insurance subsidiary company currently has a Financial Stability Rating, or FSR, of ‘A’ Exceptional from Demotech, Inc., a financial analysis firm that provides FSRs as well as consulting services for property and casualty insurance companies and title underwriters. Demotech, Inc. provides financial stability ratings to insurance companies of all sizes. When providing a rating, Demotech, Inc. evaluates total assets, liabilities, revenues and expenses, working capital, administrative expenses, net income, surplus, receivables, amount of business written, industry focus and business model, among others. Below is Demotech, Inc.’s rating scale:
•A” (A Double Prime), Unsurpassed: 100% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;

•A’ (A Prime), Unsurpassed: 99% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•A, Exceptional: 97% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•S, Substantial: 95% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•M, Moderate: 90% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment; and
•L, Licensed: These companies have been assessed but have not been given one of the financial strength ratings listed above.
While our Demotech, Inc. rating has proved satisfactory to date, we cannot assure that this rating will remain at its current level and it is possible that some prospective customers may be reluctant to do business with a company that is not rated by A.M. Best. We have never been reviewed by A.M. Best and do not currently intend to seek a rating from A.M. Best. Unlike Demotech, Inc., A.M. Best may penalize companies that are highly leveraged, including those companies that utilize reinsurance to support premium writings. We do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Not having an A.M. Best rating may prevent us from expanding our business or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.
Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy and routinely reviewed by our Investment Committee. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates and equity prices. See “Quantitative and Qualitative Disclosure About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.
Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.
We may also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC and the NYDFS.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated loss and loss adjustment expense, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Risks Relating to Our Existence as a Public Benefit Corporation
We operate as a Delaware public benefit corporation. As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose.
As a public benefit corporation, we are required to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our Amended Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.
As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.
If we lose our certification as a Certified B Corp or our publicly reported B Corp score declines, or if state or federal regulators restrict, delay or otherwise interfere with our ability to make charitable contributions, our reputation could be harmed and our business could be adversely affected.
Our business model and brand could be harmed if we were to lose our certification as a Certified B Corp or if state or federal regulators impede or otherwise delay or restrict our ability to make charitable contributions. Certified B Corp status is a certification that requires us to consider the impact of our decisions on our workers, customers, suppliers, community and the environment. We believe that Certified B Corp status has allowed us to build credibility and trust among our customers. Whether due to our choice or our failure to meet B Lab’s certification requirements, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by Certified B Corp. Likewise, our reputation could be harmed if our publicly reported B Corp score declines and there is a perception that we are no longer committed to the Certified B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab’s values.

Furthermore, state or federal regulators could restrict, delay, or otherwise interfere with our ability to contribute the residual amount left over after paying claims and reinsurance to nonprofits selected by our customers. This could erode customer trust in our products and services, weaken incentives for good customer behavior, and drive down demand for our products and services.
Any such harm to our reputation could have a material adverse effect on our business, financial position and results of operations.
As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.
Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.
As a public benefit corporation, we are less attractive as a takeover target than a traditional company would be and, therefore, your ability to realize your investment through an acquisition may be limited. Under Delaware law, a public benefit corporation cannot merge or consolidate with another entity if, as a result of such merger or consolidation, the surviving entity’s charter “does not contain the identical provisions identifying the public benefit or public benefits,” unless the transaction receives approval from two-thirds of the target public benefit corporation’s outstanding voting shares. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with shareholder value, and shareholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that board of directors of public benefit corporations consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.
Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.
As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.
Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of the company’s outstanding shares) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention our management, and, as a result, may adversely impact our management’s ability to effective execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.
Risks Relating to Ownership of Our Common Stock
A joint investment committee consisting of our Co-Founders and an executive of SoftBank has sole voting and dispositive control over the shares owned by entities affiliated with SoftBank Group Corp. This joint investment committee further concentrates voting power with our Co-Founders, which could limit your ability to influence the outcome of important transactions, including a change in control.
As of August 12, 2020, entities affiliated with SoftBank Group Corp. own, in the aggregate, approximately 21.2% of our outstanding common stock, corresponding to 21.2% of the total voting rights in our Company. SoftBank Group Capital Limited has delegated all of its investment and voting power with respect to the shares of Lemonade that it owns to a three-member joint investment committee consisting of our Co-Founders and an executive of SoftBank, and which shall act unanimously. As a result, each of our Co-Founders has an effective veto over the voting and dispositive decisions related to our shares held by SoftBank Group Capital Limited. Our Co-Founders’ membership in the joint investment committee increases our Co-Founders’ significant influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our Amended Charter or to our Amended Bylaws, and other extraordinary transactions. In addition, a deadlock among the committee members could hinder the voting of SoftBank Group Capital Limited’s shares on any given corporate action. Our Co-Founders, individually or together, may have interests that differ from yours and may influence the joint investment committee to vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price you purchased them.
The trading price of our common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:
•the occurrence of severe weather conditions and other catastrophes;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our board of directors or senior management, including the departure of either of our Co-Founders;
•sales of our common stock by us, our directors, executive officers, principal shareholders, or our Co-Founders;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our common stock;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;

•our creditworthiness, financial condition, performance, and prospects;
•our dividend policy and whether dividends on our common stock have been, and are likely to be, declared and paid from time to time;
•perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•regulatory or legal developments;
•changes in general market, economic, and political conditions;
•conditions or trends in our industry, geographies or customers;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•threatened or actual litigation or government investigations.
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
A substantial portion of the outstanding shares of our common stock is restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.
As of August 12, 2020, there are 56,576,808 shares of our common stock outstanding. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed subject to specific exceptions, not to sell any of our stock for at least 180 days following the date of our IPO. We refer to such period as the lock-up period.
We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. The lock-up period will end with respect to 33% of the shares subject to each lock-up agreement if at any time beginning September 29, 2020 (1) we have filed at least one quarterly report on Form 10-Q or annual report on Form 10-K and (2) the last reported closing price of the common stock is at least 33% greater than $29.00 for 10 out of any 15 consecutive trading days, including the last day, ending on or after September 29, 2020; and provided further that, if September 29, 2020 occurs within five trading days of a trading black-out period, the early expiration period will be delayed until one business day following the end of the blackout period.
As a result of these agreements, and subject to the provisions of Rule 144, as promulgated under the Securities Act, or Rule 144, or Rule 701, as promulgated under the Securities Act, or Rule 701, all shares of our common stock sold in our IPO are immediately available for sale in the public market and beginning 181 days after the date of our IPO (subject to the terms of the lock-up agreements and market standoff agreements described above), the remainder of the shares of our common stock will be eligible for sale in the public market from time to time thereafter, subject in some cases to the volume and other restrictions of Rule 144, including the availability of current public information about us.
Sales of our common stock as restrictions end or pursuant to the exercise of registration rights held by certain of our stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

If securities or industry analysts cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets, or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.
Some provisions of our charter documents may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Amended Charter and our Amended Bylaws could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•nothing in our Amended Charter precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
•only our chairman of the board of directors, our chief executive officer, our president (in the absence of a chief executive officer), or a majority of the board of directors are authorized to call a special meeting of stockholders;
•no provision in our Amended Charter or Amended Bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•directors are only able to be removed for cause;
•certain amendments to our Amended Charter require the approval of two-thirds of the then outstanding voting power of our capital stock;
•our Amended Bylaws provide that the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;
•our Amended Charter authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•certain litigation against us can only be brought in Delaware.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Applicable insurance laws may make it difficult to effect a change of control.
Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Lemonade Insurance Company is domiciled in New York and per the applicable laws and regulations of New York, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval from the Commissioner of Financial Services. Under New York insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Lemonade, Inc., including through transactions that some or all of the stockholders might consider to be desirable.
Our Amended Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our Amended Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our Amended Charter also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Stockholders in our company are deemed to have notice of and have consented to the provisions of our Amended Charter related to choice of forum. The choice of forum provisions in our Amended Charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:
•be required to have only two years of audited financial statements and only two years of related selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•be exempt from the requirement that critical audit matters be discussed in its independent auditor’s reports on its audited financial statements or any other requirements that may be adopted by the PCAOB unless the SEC determines that the application of such requirements to emerging growth companies is in the public interest;
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•be exempt from the “say on pay,” “say on frequency,” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act.
We currently take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. We could be an emerging growth company until December 31, 2025. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.
We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance subsidiary’s ability to pay dividends to us is restricted by law.
We are a holding company that transacts a majority of our business through operating subsidiaries. Our ability to meet our operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiary to pay dividends to us.
Payments of dividends by our insurance subsidiary is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. The limitations are based on income and surplus determined in accordance with statutory accounting principles, not GAAP. In addition, our insurance subsidiary could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. Our insurance subsidiary may also face competitive pressures in the future to maintain insurance financial stability or strength ratings. These restrictions and other regulatory requirements would affect the ability of our insurance subsidiary to make dividend payments and we may not receive dividends in the amounts necessary to meet our obligations.
We do not currently expect to pay any cash dividends.
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), liquidity, cash requirements, financial condition, retained earnings and collateral and capital requirements, general business conditions, contractual restrictions, legal, tax and regulatory limitations, the effect of a dividend or dividends upon our financial strength ratings, and other factors that our board of directors deems relevant.
Because we are a holding company and all of our business is conducted through our subsidiaries, dividends, distributions and other payments from, and cash generated by, our subsidiaries are our principal sources of cash to fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any of our future debt or preferred equity securities or our subsidiaries. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of shares of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the listing standards of NYSE, may strain our resources, increase our costs, and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner. In addition, key members of our management team have limited experience managing a public company.
As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act, and the listing standards of the NYSE. These requirements may place a strain on our management, systems and resources and we have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, and comply with the Exchange Act and NYSE requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.
These reporting and corporate governance rules and regulations have increased and will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the period from April 1, 2020 through June 30, 2020, we issued an aggregate of 30,562 shares of our common stock upon the exercise of stock options under our 2015 Plan at exercise prices ranging from $2.65 to $11.61 per share, for an aggregate purchase price of $0.1 million.
Use of Proceeds
On July 1, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-239007), as amended, filed in connection with our initial public offering, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 12,650,000 shares of our common stock with a proposed maximum aggregate offering price of approximately $354.2 million. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Allen & Company LLC and Barclays Capital Inc. acted as representatives of the underwriters for the offering. On July 7, 2020, we issued and sold 12,650,000 shares of our common stock at a price to the public of $29.000 per share. Upon completion of the initial public offering on July 7, 2020, we received net proceeds of approximately $335.6 million, after deducting the underwriting discount of $24.7 million and offering expenses of $5.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $335.6 million from our initial public offering have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated July 1, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.1	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Tokio Marine & Nichido Fire Insurance Co. Ltd. and Mapfre Re (Spain), dated May 12, 2020.	S-1/A	333-239007	10.1	6/30/2020
10.2	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1/A	333-239007	10.2	6/8/2020
10.3	Lemonade, Inc. 2020 Incentive Award Plan	S-1/A	333-239007	10.9	6/23/2020
10.4	Whole Account Quota Share Resinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Resinsurer Hanover Ruck SE, dated April 4, 2020.	S-1/A	333-239007	10.14	6/30/2020
10.5	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Aspen Insurance UK Limited, AXIS Reinsurance Company, Hannover Ruck SE, Lloyd’s Underwriter Syndicate No. 1084 CSL, Lloyd’s Underwriter Syndicate No. 2001 AML, Lloyd’s Underwriter Syndicate No. 2791 MAP, Lloyd’s Underwriter Syndicate No. 4000 HAM and Swiss Re, dated June 12, 2020.	S-1/A	333-239007	10.15	6/30/2020
10.6	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer Arch Reinsurance Company, dated June 12, 2020.	S-1/A	333-239007	10.16	6/30/2020
10.7	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Arch Re (Bermuda), Lloyd’s Underwriter Syndicate No. 1084 CSL and Swiss Re America (US), dated May 13, 2020.	S-1/A	333-239007	10.17	6/30/2020
10.8	Non-Employee Director Compensation Policy	S-1/A	333-239007	10.19	6/23/2020
10.9	Lemonade, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-239007	10.20	6/23/2020
10.10	Severance Agreement by and between Jorge Espinel and Lemonade, Inc., dated July 7, 2020					*

10.11	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020	*
10.12	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020	*
10.13	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020	*
10.14	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc. (Registrant)

Date:	August 12th, 2020	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	August 12th, 2020	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer