Form 10-Q
period 2020-09-30
Lemonade, Inc.
filed 2020-11-12
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39367

Lemonade, Inc.
(Exact name of registrant as specified in its charter)

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2020, the registrant had 56,590,529 shares of common stock, $0.00001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Mine Safety Disclosures	80
Item 5.	Other Information	80
Item 6.	Exhibits	81
	Signatures	83

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $6.5 million and $5.8 million as of September 30, 2020 and December 31, 2019)	$6.7	$5.9
Short-term investments	15.0	54.7
Total investments	21.7	60.6
Cash, cash equivalents and restricted cash	575.7	270.3
Premium receivable, net of allowance for doubtful accounts of $0.4 million and $0.2 million as of September 30, 2020 and December 31, 2019	82.8	54.1
Reinsurance recoverable	42.2	20.3
Prepaid reinsurance premium	86.2	1.0
Deferred acquisition costs	3.3	1.8
Property and equipment, net	5.1	3.1
Intangible assets	0.6	0.6
Other assets	13.9	2.5
Total assets	$831.5	$414.3

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Unpaid losses and loss adjustment expense	$39.7	$28.2
Unearned premium	115.3	68.0
Trade payables	1.0	0.7
Funds held for reinsurance treaties	52.4	—
Other liabilities and accrued expense	54.1	19.7
Total liabilities	262.5	116.6
Commitments and contingencies (Note 15)
Convertible preferred stock (Series Seed, A, B, C and D), $0.00001 par value; no shares issued, authorized and outstanding as of September 30, 2020; 31,557,107 shares authorized, issued and outstanding as of December 31, 2019, respectively; aggregate liquidation preference of $0 and $480.8 million as of September 30, 2020 and December 31, 2019, respectively	—	480.2
Stockholders' equity (deficit):
Common stock, $0.00001 par value, 200,000,000 shares and 52,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 56,584,029 shares and 11,784,765 shares issued and 56,584,029 shares and 11,271,228 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	855.0	15.7
Accumulated deficit	(286.7)	(198.3)
Accumulated other comprehensive income	0.7	0.1
Total stockholders' equity (deficit)	569.0	(182.5)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$831.5	$414.3
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Net earned premium	$10.5	$17.8	$65.0	$41.6
Ceding commission income	7.0	—	7.4	—
Net investment income	0.2	1.1	1.3	2.1
Commission and other income	0.1	0.1	0.2	0.1
Total revenue	17.8	19.0	73.9	43.8
Expense
Loss and loss adjustment expense, net	6.7	12.6	45.4	30.4
Other insurance expense	3.5	2.3	10.8	6.4
Sales and marketing	22.2	27.5	57.5	64.9
Technology development	5.3	2.8	13.0	6.4
General and administrative	10.6	4.8	34.6	11.2
Total expense	48.3	50.0	161.3	119.3
Loss before income taxes	(30.5)	(31.0)	(87.4)	(75.5)
Income tax expense	0.4	0.1	1.0	0.3
Net loss	$(30.9)	$(31.1)	$(88.4)	$(75.8)
Other comprehensive income, net of tax
Unrealized gain (loss) on investments	0.4	(0.1)	0.6	(0.1)
Comprehensive loss	$(30.5)	$(31.2)	$(87.8)	$(75.9)

Per Share Data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(2.78)	$(3.41)	$(6.84)

Weighted average common shares outstanding—basic and diluted	53,997,315	11,178,924	25,935,362	11,079,303
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
($ in millions, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Exercise of stock options	—	—	54,374	—		—	—	—
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Net loss	—	—	—	—	—	(36.5)	—	(36.5)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2020	31,557,107	480.2	11,825,602	—	30.1	(234.8)	0.1	(204.6)
Exercise of stock options	—	—	30,562	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Release of shares upon repayment	—	—	513,537	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(21.0)	—	(21.0)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2020	31,557,107	480.2	12,369,701	—	33.9	(255.8)	0.3	(221.6)
Conversion of Convertible Preferred Stock to common stock upon closing of initial public offering	(31,557,107)	(480.2)	31,557,107	—	480.2	—	—	480.2
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $28.9 million	—	—	12,650,000	—	338.0	—	—	338.0
Exercise of stock options	—	—	7,221	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.7	—	—	2.7
Net loss	—	—	—	—	—	(30.9)	—	(30.9)
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Balance as of September 30, 2020	—	$—	56,584,029	$—	$855.0	$(286.7)	$0.7	$569.0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
($ in millions, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2018	24,445,555	$180.8	10,983,684	$—	$10.7	$(89.8)	$—	$(79.1)
Exercise of stock options	—	—	3,125	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $0 million	3,622	—	—	—	—	—	—	—
Release of shares upon repayment	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	0.4	—	—	0.4
Net loss	—	—	—	—	—	(21.6)	—	(21.6)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	24,449,177	180.8	10,986,809	—	11.1	(111.4)	—	(100.3)
Exercise of stock options	—	—	97,625	—	0.3	—	—	0.3
Issuance of Series D Preferred Stock, net of issuance costs of $0.6 million	4,146,294	174.4	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	0.4	—	—	0.4
Net loss	—	—	—	—	—	(23.1)	—	(23.1)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of June 30, 2019	28,595,471	355.2	11,084,434	—	11.8	(134.5)	—	(122.7)
Issuance of Series D Preferred Stock, net of issuance costs of $0 million	2,961,636	125.0	—	—	—	—	—	—
Exercise of stock options	—	—	73,340	—	0.1	—	—	0.1
Release of shares upon repayment of partial recourse loan	—	—	105,487	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	—	(31.1)	—	(31.1)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2019	31,557,107	$480.2	11,263,261	$—	$13.5	$(165.6)	$(0.1)	$(152.2)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(88.4)	$(75.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1.1	0.3
Stock-based compensation	7.3	2.3
Amortization of discount on bonds	(0.4)	—
Bad debt expense	1.4	—
Noncash interest	—	(0.3)
Common share contribution to the Lemonade Foundation	12.2	—
Changes in operating assets and liabilities:
Premium receivable	(30.1)	(26.1)
Reinsurance recoverable	(21.9)	(9.2)
Prepaid reinsurance premium	(85.2)	(3.2)
Deferred acquisition costs	(1.5)	(1.1)
Other assets	(11.4)	(4.1)
Unpaid loss and loss adjustment expense	11.5	11.5
Unearned premium	47.3	33.3
Trade payables	0.3	(0.8)
Funds held for reinsurance treaties	52.4	—
Other liabilities and accrued expense	34.4	12.8
Net cash used in operating activities	(71.0)	(60.4)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	55.0	21.0
Proceeds from bonds sold or matured	2.2	1.0
Cost of short-term investments acquired	(14.9)	(54.4)
Cost of bonds acquired	(2.9)	(3.3)
Purchases of property and equipment	(3.1)	(3.0)
Net cash provided by (used in) investing activities	36.3	(38.7)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	338.0	—
Proceeds from release of shares upon repayment	1.3	—
Issuance of preferred stock, net	—	299.4
Proceeds from stock exercises	0.3	0.5
Net cash provided by financing activities	339.6	299.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	—
Net increase in cash, cash equivalents and restricted cash	305.4	200.8
Cash, cash equivalents and restricted cash at beginning of period	270.3	102.4
Cash, cash equivalents and restricted cash at end of period	$575.7	$303.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.1	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's US and EU subsidiaries, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 as contained in the Company's final prospectus for its initial public offering of its common stock ("IPO") dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

2.Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation. All foreign currency amounts in the condensed consolidated statement of operations and comprehensive loss have been translated using an average rate for the reporting period. The Company translates all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates. All figures expressed, except share amounts, are in U.S. dollars in millions.
Risk and Uncertainties
The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the three and nine month periods ended September 30, 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2019 contained in the Company’s final prospectus for its IPO.
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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019 ($ in millions):

	As of
	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$575.4	$270.0
Restricted cash	0.3	0.3
Total cash, cash equivalents and restricted cash	$575.7	$270.3
Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash relates to security deposits for office leases in Israel. The carrying value of restricted cash approximates fair value.
Deferred offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of such offering. In connection with the IPO, the Company incurred total offering costs of $32.4 million, of which $28.9 million was recorded as a reduction to gross proceeds, and $3.5 million was recognized as a component of general and administrative expense in 2019.
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
Reclassification
Certain accounts in the prior period financial statements were reclassified to conform with the current period presentation.
5.Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investments as of September 30, 2020 and December 31, 2019 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2020
U.S. Government obligations	$6.5	$0.2	$—	$6.7
Total	$6.5	$0.2	$—	$6.7

December 31, 2019
U.S. Government obligations	$5.8	$0.1	$—	$5.9
Total	$5.8	$0.1	$—	$5.9

Gross unrealized gains for U.S. Government obligations were $0.2 million and $0.1 million, as of September 30, 2020 and December 31, 2019, respectively. There were no gross unrealized losses as of September 30, 2020. Gross unrealized losses were less than $0.1 million as of December 31, 2019. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of bonds as of September 30, 2020 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2020
	Cost or Amortized Cost	Fair Value
Due in one year or less	$0.1	$0.1
Due after one year through five years	6.4	6.6
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$6.5	$6.7

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on cash and cash equivalents	$0.1	$0.9	$0.9	$1.7
Bonds	0.1	0.1	0.1	0.1
Short-term investments	—	0.1	0.3	0.3
Total net investment income	$0.2	$1.1	$1.3	$2.1

Investment gains and losses
The Company did not have any pre-tax net realized capital gains or losses for the three and nine months ended September 30, 2020 and 2019.

Aging of gross unrealized losses
There were no gross unrealized losses and related fair values for the Company's available-for-sale bond securities as of September 30, 2020. The following table presents the gross unrealized losses and related fair values for the Company’s available-for-sale bond securities, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2019 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. Government obligations	$0.2	$—	$2.2	$—	$2.4	$—
Total	$0.2	$—	$2.2	$—	$2.4	$—

There were no gross unrealized losses for U.S. Government Bonds for twelve months or more as of September 30, 2020. Gross unrealized losses for U.S. Government Bonds was less than $0.1 million for twelve months or more as of December 31, 2019.
The gross unrealized investment losses as of September 30, 2020 and December 31, 2019, were deemed to be temporary, based on, among other things:
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

As of September 30, 2020, the Company held a total of 7 debt securities, none of which were in an unrealized loss position continuously for 12 months or more. As of December 31, 2019, the Company held a total of 9 debt securities, 4 of which were in an unrealized loss position, continuously for 12 months or more.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of September 30, 2020 and December 31, 2019 ($ in millions):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$6.7	$—	$6.7
Total	$—	$6.7	$—	$6.7

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$5.9	$—	$5.9
Total	$—	$5.9	$—	$5.9
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2020 and 2019.
7.Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the nine months ended September 30, 2020 and 2019 ($ in millions):

	Nine Months Ended September 30,
	2020	2019
Unpaid loss and LAE at beginning of period	$28.2	$13.1
Less: Reinsurance recoverable at beginning of period (1).	18.5	11.3
Net unpaid loss and LAE at beginning of period	9.7	1.8
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	44.1	32.2
Prior years	1.3	(1.8)
Total incurred	45.4	30.4
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	36.4	36.0
Prior years	11.0	(12.0)
Total paid	47.4	24.0
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	7.7	8.2
Reinsurance recoverable at end of period (1)	32.0	16.4
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$39.7	$24.6
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had unfavorable development on net loss and LAE reserves of $1.3 million for the nine months ended September 30, 2020 and favorable development on net loss and LAE reserves of $1.8 million for the nine months ended September 30, 2019. No additional premiums or returned premiums have been accrued as a result of prior year effects.

As of July 1, 2020, the Company entered into proportional reinsurance contracts which cover all of the Company's products and geographies, and transfer, or “cede,” 75% of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers pay a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all claims. The Company opted to manage the remaining 25% of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts"). Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. The Company's Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term. If the Company is unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.

8.Other Liabilities and Accrued Expense
Other liabilities and accrued expense as of September 30, 2020 and December 31, 2019 consist of the following ($ in millions):

	As of
	September 30,	December 31,
	2020	2019
Deferred ceded commission	$20.9	$—
Ceded premium payable	17.9	3.9
Accrued advertising costs	6.3	7.9
Accrued professional fees	2.6	2.8
Premium taxes payable	2.3	2.6
Employee compensation payable	2.2	1.0
Indirect taxes payable	0.3	0.4
Income tax payable	0.2	0.5
Other payables	1.4	0.6
Total other liabilities and accrued expense	$54.1	$19.7

9.Convertible Preferred Stock
As of September 30, 2020, all shares of convertible preferred stock were converted into 31,557,107 shares of common stock in connection with the closing of the IPO (See Note 10). As of September 30, 2020, there was no preferred stock outstanding.
    As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 31,557,107 shares of par value $0.00001 per share convertible preferred stock. The holders of convertible preferred stock have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company. Therefore, the convertible preferred stock is classified outside of stockholders’ equity (deficit) on the condensed consolidated balance sheet.
As of December 31, 2019, preferred stock consisted of the following ($ in millions, except for share amounts):

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

10.Stockholders’ Equity

Common stock
The Company completed its IPO in which the Company issued and sold 12,650,000 shares of its common stock at a public offering price of $29.00 per share, including 1,650,000 shares sold upon the exercise of the underwriter's option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the IPO were approximately $335.6 million. Offering cost of approximately $3.5 million were recognized as a component of general and administrative expense for the year ended December 31, 2019.
In connection with the IPO, the Company's outstanding convertible preferred stock converted into shares of common stock (See Note 9) on July 2, 2020. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the preferred stock to common stock and additional paid in capital.
Upon closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.
As of September 30, 2020 and December 31, 2019, the Company was authorized to issue 200,000,000 and 52,000,000 shares of par value $0.00001 per share common stock, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14).

Undesignated Preferred Stock
As of September 30, 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of September 30, 2020, there were no shares of undesignated preferred stock issued or outstanding.

11.Stock-based Compensation
Share option plans
2020 Incentive Compensation Plan
On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Incentive Compensation Plan (the “2020 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO on July 2, 2020. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards.
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 incentive share option plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options.
As of September 30, 2020, there were 5,262,053 shares of Common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP", which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants.
2015 Plan
In July 2015, the Company adopted the 2015 Plan. The 2015 Plan has been amended and restated from time to time to increase the number of shares reserved for grant and to enable the grant of options to employees of the Company’s subsidiaries. Under the 2015 plan, options to purchase Common stock of the Company may be granted to employees, officers, directors and consultants of the Company. Each option granted can be exercised for one share of Common stock of the Company. Options granted to employees generally vest over a period of no more than four years. The options expire 10 years from the date of grant.
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of Common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining 1,753,678 shares available for future grant under the 2015 Plan have transferred to the 2020 Plan. As of September 30, 2020, there were no shares of Common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Options granted to employees and non-employees
The fair value of each option granted for the nine months ended September 30, 2020 and 2019 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Weighted average expected term (years)	6.1	6.1
Risk-free interest rate	0.8%	1.7%
Volatility	40%	45%
Expected dividend yield	0%	0%
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
The following table summarizes activity of stock options ($ in millions, except for option and average amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	4,048,802	$13.27	8.8	$42.2
Granted	968,280	30.44
Exercised	(92,157)	3.77
Cancelled	(110,001)	20.87
Outstanding as of September 30, 2020	4,814,924	$16.73	8.4	$158.8

Options exercisable as of September 30, 2020	1,698,568	$8.72	7.5	$69.6
Options vested and expected to vest as of September 30, 2020	4,814,924	$16.73	8.4	$158.8
Total stock-based compensation expense resulting from stock options granted to employees and non-employees for the three and nine months ended September 30, 2020 were $2.7 million and $7.3 million, respectively and for the three and nine months ended September 30, 2019 were $1.5 million and $2.3 million, respectively.
In December 2019, the board of directors approved the repricing of the stock options to purchase 1,708,300 shares of common stock held by 198 employees with exercise prices of $26.04 and $28.53 per share to the then current fair value of $23.69 per share. In connection with the repricing of these options, the Company recorded incremental expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020. The incremental unrecognized expense on these repriced option grants at September 30, 2020 was $1.3 million, with a remaining weighted-average period vesting period of 1.1 years.
The total unrecognized expense on options granted to employees and non-employees outstanding at September 30, 2020 was $32.3 million, with a remaining weighted-average vesting period of 1.4 years.

Stock-based compensation expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss and loss adjustment expense, net	$0.1	$—	$0.2	$—
Other insurance expense	0.1	0.2	0.5	0.4
Sales and marketing	0.8	0.3	2.1	0.5
Technology development	0.8	0.7	2.1	0.8
General and administrative	0.9	0.3	2.4	0.6
Total stock-based compensation expense	$2.7	$1.5	$7.3	$2.3
In 2016 and 2017, the Company entered into stock purchase agreements with two executive employees where in lieu of cash payment for the stock, promissory notes secured by the underlying stock purchased, were issued totaling $1.5 million and bearing a weighted average interest of 1.9% per annum, payable to the Company. On June 8, 2020, the Company received $1.3 million in cash from the two executives in full settlement of the outstanding promissory notes, including principal and accrued and unpaid interest.
Total stock-based compensation expense resulting from stock options granted to the executives for the three and nine months ended September 30, 2020 and 2019 was less than $0.1 million and $0.1 million, respectively. The unrecognized expense on options granted to these executives outstanding at September 30, 2020 was $0.1 million, with a remaining weighted average vesting period of 0.6 years.

12.Income Taxes
Effective tax rates
The consolidated effective tax rate for the nine months ended September 30, 2020 and 2019, was (1.1)% and (0.4)%, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of its wholly-owned subsidiaries in Israel and the Netherlands. The Company believes that as of September 30, 2020, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of September 30, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief in measures in response to the economic conditions in the wake of COVID-19. As of September 30, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company's effective tax rate.

13.Net Loss per Share
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(30.9)	$(31.1)	$(88.4)	$(75.8)
Denominator:
Weighted average common shares outstanding — basic and diluted	53,997,315	11,178,924	25,935,362	11,079,303
Net loss per share attributable to common stockholders — basic and diluted	$(0.57)	$(2.78)	$(3.41)	$(6.84)
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

	As of September 30,
	2020	2019
Options to purchase common stock	4,814,924	3,925,395
Convertible preferred stock (as converted to common stock)	—	31,557,107
	4,814,924	35,482,502
In addition to the potentially dilutive securities noted above, in 2016 and 2017 the Company entered into stock purchase agreements with executive employees where in lieu of cash payment for the stock, promissory notes were issued (see Note 11). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes would not be deemed outstanding until such time as the promissory notes have been repaid. Accordingly, the Company excluded these shares in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2019.
On June 8, 2020, all outstanding balances under the promissory notes were paid back to the Company and therefore, these shares were included in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2020.

14.Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel related expenses in the amount of approximately $0 and $0.1 million during the three and nine months ended September 30, 2020 and less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively, in connection with these services.
The Company has leased office space in the United States and The Netherlands from an affiliate. The rental expense recorded was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020 and 2019, respectively. There were no outstanding amounts due to or from related parties as of September 30, 2020 and December 31, 2019.

The Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. During the nine months ended September 30, 2020, the Company contributed of 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). The Company recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution. As of September 30, 2020, the Company had a receivable of $0.1 million from the Lemonade Foundation in connection with certain expenses paid for by the Company on behalf of the Lemonade Foundation.

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
Aggregate minimum rental commitments under non-cancelable leases at September 30, 2020 are as follows ($ in millions):

2020 (remaining three months)	$0.9
2021	3.7
2022	3.1
2023	0.4
2024	0.4
$8.5
Expenses for lease of facilities for the three and nine months ended September 30, 2020 were approximately $0.9 million and $2.8 million, respectively and for the three and nine months ended September 30, 2019 were approximately $0.8 million and $2.0 million, respectively.
Charges and guarantees
The Company provided guarantees with respect to office leases in an aggregate amount of $0.6 million as of September 30, 2020 and $0.6 million as of December 31, 2019.

16.Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril and inland marine lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
Texas	$15.9	22.3%	$9.3	24.5%	$36.5	23.4%	$21.3	25.8%
California	15.6	21.9%	9.3	24.5%	34.9	22.4%	20.6	24.9%
New York	8.6	12.1%	5.0	13.2%	18.8	12.1%	11.5	13.9%
Georgia	3.8	5.3%	2.0	5.3%	8.7	5.6%	4.4	5.3%
Illinois	3.4	4.8%	1.9	5.0%	7.6	4.9%	3.9	4.7%
New Jersey	3.0	4.2%	1.5	3.9%	6.1	3.9%	3.4	4.1%
Michigan	2.0	2.8%	1.1	2.8%	4.4	2.8%	2.2	2.7%
Pennsylvania	2.0	2.8%	1.0	2.6%	3.8	2.4%	2.0	2.4%
Ohio	1.8	2.5%	0.9	2.4%	4.0	2.6%	2.2	2.7%
Arizona	1.5	2.1%	0.8	2.1%	3.4	2.2%	1.7	2.1%
All other	13.6	19.2%	5.2	13.7%	27.8	17.7%	9.5	11.4%
	$71.2	100.0%	$38.0	100.0%	$156.0	100.0%	$82.7	100.0%

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
Since our launch in late 2016, our gross written premium, or GWP, grew from $9 million in 2017, to $47 million a year later, and to $116 million in 2019. For the nine months ended September 30, 2020, our GWP was $156 million. Our net loss per dollar of GWP dropped from over $3 in 2017 to under $1 both in 2019 and for the nine months ended September 30, 2020. Our revenue was $2 million, $23 million, and $67 million in 2017, 2018 and 2019, respectively, and our net losses were $28 million, $53 million, and $109 million, respectively. For the nine months ended September 30, 2020, our revenue was $74 million and our net losses were $88 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations — Revenue — Gross Written Premium.”

In parallel to this growth of top line and increasing efficiencies, our gross loss ratio declined steadily from 161% in 2017, to 113% in 2018, to 79% in 2019 and to 71% for the nine months ended September 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics.”
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

This resilience is reflected in our results. As of September 30, 2020, our in force premium, or IFP, was about 99% higher than it was on September 30, 2019. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium." Likewise, the growth in our IFP during the three months ended September 30, 2020 was 49% greater than it was during the corresponding period in 2019, even though our marketing spend was about a third lower, in absolute terms, during this period. Each marketing dollar spent during the three months ended September 30, 2020 generated 121% more IFP than the equivalent spend did during the three months ended September 30, 2019.
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

Reinsurance

We obtain reinsurance to help manage our exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured, see "Risk Factors - Risks Related to Our Business and Industry". Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
As a result, reinsurance does not eliminate the obligation of our insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery.
Beginning July 1, 2020, we have proportional reinsurance protecting 75% of our business. Under the proportional reinsurance contracts, which cover all of our products and geographies, we transfer, or “cede,” 75% of our premium to our reinsurers (“Proportional Reinsurance Contracts”). In exchange, these reinsurers pay us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross margin, from the volatility of claims, while boosting our capital efficiency dramatically. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance. We have achieved this through the non-proportional reinsurance contracts (“Non-Proportional Reinsurance Contracts”). Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. Our Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.
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

Ceded Written Premium
Ceded written premium is the amount of gross written premium ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premium is impacted by the level of our gross written premium and any decision we make to increase or decrease limits, retention levels and co-participations. Our ceded written premium can also be impacted significantly in certain periods due to changes in reinsurance agreements. In periods where we start or stop ceding a large volume of our premium, ceded written premium may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends.
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
Commission and Other Income
Commission income consists of commissions earned for policies placed with third-party insurance companies where we have no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy. Other income consists of fees collected from policyholders relating to installment premiums. These fees are recognized at the time each policy installment is billed.

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
General and Administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations, and other administrative personnel. In addition, general and administrative includes outside professional services, non-income based taxes, insurance, charitable donations, and allocated occupancy costs and related overhead based on headcount. Depreciation and amortization expense is recorded as a component of general and administrative.
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
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.
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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions, except Premium per Customer)
Customers (end of period)	941,313	562,251	941,313	562,251
In force premium (end of period)	$188.9	$94.9	$188.9	$94.9
Premium per Customer (end of period)	$201	$169	$201	$169
Total revenue	$17.8	$19.0	$73.9	$43.8
Gross earned premium	$42.9	$21.0	$108.7	$49.5
Gross profit	$7.3	$4.0	$17.3	$6.9
Adjusted gross profit	$9.3	$3.9	$21.7	$8.0
Net loss	$(30.9)	$(31.1)	$(88.4)	$(75.8)
Adjusted EBITDA	$(27.6)	$(30.4)	$(68.2)	$(75.0)
Gross profit margin	41%	21%	23%	16%
Adjusted gross profit margin	52%	21%	29%	18%
Ratio of Adjusted Gross Profit to Gross Earned Premium	22%	19%	20%	16%
Gross loss ratio	72%	78%	71%	82%
Net loss ratio	65%	71%	70%	73%
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change	% Change
	($ in millions)
Revenue
Net earned premium	$10.5	$17.8	$(7.3)	(41)%
Ceding commission income	7.0	—	7.0	N/A
Net investment income	0.2	1.1	(0.9)	(82)%
Commission and other income	0.1	0.1	—	—%
Total revenue	17.8	19.0	(1.2)	(6)%
Expense
Loss and loss adjustment expense, net	6.7	12.6	(5.9)	(47)%
Other insurance expense	3.5	2.3	1.2	52%
Sales and marketing	22.2	27.5	(5.3)	(19)%
Technology development	5.3	2.8	2.5	89%
General and administrative	10.6	4.8	5.8	121%
Total expense	48.3	50.0	(1.7)	(3)%
Loss before income taxes	(30.5)	(31.0)	0.5	(2)%
Income tax expense	0.4	0.1	0.3	300%
Net loss	$(30.9)	$(31.1)	$0.2	(1)%

Net Earned Premium

Net earned premium decreased $7.3 million, or 41%, to $10.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the earning of increased gross written premium partially offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended September 30,
	2020	2019	Change	% Change
	($ in millions)
Gross written premium	$71.2	$38.0	$33.2	87%
Ceded written premium	(118.6)	(7.9)	(110.7)	1,401%
Net written premium	$(47.4)	$30.1	$(77.5)	(257)%
Gross written premium increased $33.2 million, or 87%, to $71.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to a 67% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. Since September 30, 2019, we began writing policies in 10 additional U.S. states, launched a pet health insurance product in the U.S., and expanded internationally into the Netherlands. We also saw a 19% increase in Premiums per Customer year over year due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $110.7 million, or 1,401%, to $118.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. On July 1, 2020, we entered into Proportional Reinsurance Contracts where we cede 75% of our premiums to our reinsurers that cover all of our products and geographies. Under the new agreements, premium was ceded both on new policies written or renewed during the three months ended September 30, 2020, as well as a portion of the unearned premium reserve of $86.9 million as of June 30, 2020.

Net written premium decreased $77.5 million, or 257%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to the $110.7 million, or 1,401%, increase in ceded written premium offset by the increase in gross written premium for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 75.5% for the three months ended September 30, 2020, as compared to 15.2% for the three months ended September 30, 2019 primarily due to the new Proportional Reinsurance Contracts.

	Three Months Ended September 30,
	2020	2019	Change	% Change
	($ in millions)
Gross earned premium	$42.9	$21.0	$21.9	104%
Ceded earned premium	(32.4)	(3.2)	(29.2)	913%
Net earned premium	$10.5	$17.8	$(7.3)	(41)%

Ceding Commission Income
Ceding commission income of $7.0 million was recognized for the three months ended September 30, 2020 based on earned premium ceded to third-party reinsurers during the period.
Net Investment Income
Net investment income decreased $0.9 million, or 82%, to $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior period. We mainly invest in cash, money market funds, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income of $0.1 million was recognized for the three months ended September 30, 2020 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $5.9 million, or 47%, to $6.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily driven by the change in reinsurance structure.
Other Insurance Expense
Other insurance expense increased $1.2 million, or 52%, to $3.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due $0.4 million, or 50%, increase in credit card processing fees as a result of the increase in customers and associated premium. Professional fees and other increased $0.5 million, or 167%, primarily in support of growth and expansion initiatives. Employee-related expense, including stock-based compensation, increased by $0.5 million, or 83%, as compared to the three months ended September 30, 2019, driven by an increase in underwriting staff to support our continued growth. These increases were offset by a $0.3 million, or 50%, decrease in amortization of deferred acquisitions costs.

Sales and Marketing
Sales and marketing expense decreased $5.3 million, or 19%, to $22.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $7.9 million, or 33%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, as a result of more efficient spending on search advertising and other customer acquisition channels. Employee-related expense, including stock-based compensation, increased by $2.3 million, or 105%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets. There was also a $0.6 million, or 200%, increase from the prior year period in project-based contractor expense and marketing tools and software to assist our internal teams with strategic initiatives.
Technology Development
Technology development expense increased $2.5 million, or 89%, to $5.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $2.2 million, or 100%, as compared to the three months ended September 30, 2019, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.4 million, or 200%.
General and Administrative
General and administrative expense increased $5.8 million, or 121%, to $10.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Insurance obtained for operating as a public company increased by $2.3 million, or 2300%. Employee-related expense, including stock-based compensation, increased by $1.5 million, or 88%, as we increased finance, legal, business operations and administrative personnel. Donations made through the 2020 Giveback increased by $0.5 million, or 83%, to $1.1 million. Bad debt expense increased by $0.4 million, or 400%, and legal, accounting and other professional fees increased $0.2 million, or 17%, to support our overall growth and expanding compliance requirements necessary to operate as a public company.
Income Tax Expense
Income tax expense increased $0.3 million, or 300%, to $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss decreased $0.2 million, or 1%, to $30.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the factors described above.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	($ in millions)
Revenue
Net earned premium	$65.0	$41.6	$23.4	56%
Ceding commission income	7.4	—	7.4	N/A
Net investment income	1.3	2.1	(0.8)	(38)%
Commission and other income	0.2	0.1	0.1	100%
Total revenue	73.9	43.8	30.1	69%
Expense
Loss and loss adjustment expense, net	45.4	30.4	15.0	49%
Other insurance expense	10.8	6.4	4.4	69%
Sales and marketing	57.5	64.9	(7.4)	(11)%
Technology development	13.0	6.4	6.6	103%
General and administrative	34.6	11.2	23.4	209%
Total expense	161.3	119.3	42.0	35%
Loss before income taxes	(87.4)	(75.5)	(11.9)	16%
Income tax expense	1.0	0.3	0.7	233%
Net loss	$(88.4)	$(75.8)	$(12.6)	17%
Net Earned Premium
Net earned premium increased $23.4 million, or 56%, to $65.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the earning of increased gross written premium, partially offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under "Reinsurance".

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	($ in millions)
Gross written premium	$156.0	$82.7	$73.3	89%
Ceded written premium	(128.9)	(11.1)	(117.8)	1,061%
Net written premium	$27.1	$71.6	$(44.5)	(62)%
Gross written premium increased $73.3 million, or 89%, to $156.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to a 67% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. Since September 30. 2019, we began writing policies in 10 additional U.S. states, launched a pet health insurance product in the U.S., and expanded internationally into the Netherlands. We also saw a 19% increase in Premiums per Customer year over year due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $117.8 million, or 1,061%, to $128.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. On July 1, 2020, we entered into Proportional Reinsurance Contracts where we cede 75% of our premiums to our reinsurers and covers all of our products and geographies. Under the new agreements, premium was ceded both on new policies written or renewed on July 1, 2020 and subsequent, as well as a portion of the unearned premium reserve of $86.9 million as of June 30, 2020.

Net written premium decreased $44.5 million, or 62%, to $27.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily due to the $117.8 million, or 1061%, increase in ceded written premiums offset by the increase in gross written premium for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 40.2% for the nine months ended September 30, 2020, as compared to 16.0% for the nine months ended September 30, 2019 primarily due to the new Proportional Reinsurance Contracts.

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	($ in millions)
Gross earned premium	$108.7	$49.5	$59.2	120%
Ceded earned premium	(43.7)	(7.9)	(35.8)	453%
Net earned premium	$65.0	$41.6	$23.4	56%

Ceding Commission Income
Ceding commission income of $7.4 million was recognized for the nine months ended September 30, 2020 based on earned premium ceded to third-party reinsurers during the period.
Net Investment Income
Net investment income decreased $0.8 million, or 38%, to $1.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior year period. We mainly invest in cash, money market funds, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income of $0.2 million was recognized for the nine months ended September 30, 2020 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $15.0 million, or 49%, to $45.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to increased claims in line with premium growth, partially offset by the change in reinsurance structure.
Other Insurance Expense
Other insurance expense increased $4.4 million, or 69%, to $10.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to a $0.9 million, or 64%, increase in amortization of deferred acquisitions costs in line with written premium growth and a $1.2 million, or 63%, increase in credit card processing fees as a result of the increase in customers and associated premiums. Employee-related expense, including stock-based compensation, increased by $1.3 million, or 81%, as compared to the nine months ended September 30, 2019, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $0.9 million, or 60%, primarily in support of growth and expansion initiatives.

Sales and Marketing
Sales and marketing expense decreased $7.4 million, or 11%, to $57.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $14.9 million, or 26%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, as a result of more efficient spending on search advertising and other customer acquisition channels. Employee-related expense, including stock-based compensation, increased by $6.2 million, or 122%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets. There was also a $1.3 million, or 163%, increase from the prior year period in project-based contractors expense and marketing tools and software to assist our internal teams with strategic initiatives.
Technology Development
Technology development expense increased $6.6 million, or 103%, to $13.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $6.2 million, or 138%, as compared to the nine months ended September 30, 2019, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.7 million, or 117%. Project based contractors decreased by $0.2 million, or 100%.
General and Administrative
General and administrative expense increased $23.4 million, or 209%, to $34.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the period, the Company made a contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10 — “Stockholders' Equity” in the notes to our condensed consolidated financial statements). We recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution. Employee-related expense, including stock-based compensation, increased by $4.5 million, or 105%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $2.4 million, or 800%. Legal, accounting and other professional fees increased $1.5 million, or 54%, to support our overall growth and expanding compliance requirements necessary to operate as a public company. Bad debt expense increased by $1.0 million, or 250%. Donations made through the 2020 Giveback increased by $0.5 million, or 83%, to $1.1 million.
Income Tax Expense
Income tax expense increased $0.7 million, or 233%, to $1.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $12.6 million, or 17%, to $88.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the factors described above.
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
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Total revenue	$17.8	$19.0	$73.9	$43.8
Adjustments:
Loss and loss adjustment expense, net	$6.7	$12.6	$45.4	$30.4
Other insurance expense	3.5	2.3	10.8	6.4
Depreciation and amortization	0.3	0.1	0.4	0.1
Gross profit	$7.3	$4.0	$17.3	$6.9
Gross profit margin (% of total revenue)	41%	21%	23%	16%
Adjustments:
Net investment income	$(0.2)	$(1.1)	$(1.3)	$(2.1)
Employee-related expense	1.1	0.6	2.9	1.8
Professional fees and other	0.8	0.3	2.4	1.3
Depreciation and amortization	0.3	0.1	0.4	0.1
Adjusted gross profit	$9.3	$3.9	$21.7	$8.0
Adjusted gross profit margin (% of total revenue)	52%	21%	29%	18%
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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Numerator: Adjusted gross profit	$9.3	$3.9	$21.7	$8.0
Denominator: Gross earned premium	$42.9	$21.0	$108.7	$49.5
Ratio of Adjusted Gross Profit to Gross Earned Premium	22%	19%	20%	16%

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

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Net loss	$(30.9)	$(31.1)	$(88.4)	$(75.8)
Adjustments:
Income tax expense	$0.4	$0.1	$1.0	$0.3
Depreciation and amortization	0.4	0.2	1.1	0.3
Stock-based compensation	2.7	1.5	7.3	2.3
Contribution to the Lemonade Foundation	—	—	12.2	—
Interest income	—	—	(0.1)	—
Net investment income	(0.2)	(1.1)	(1.3)	(2.1)
Adjusted EBITDA	$(27.6)	$(30.4)	$(68.2)	$(75.0)

Liquidity and Capital Resources
As of September 30, 2020, we had $590.7 million in cash and short-term investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. On April 8, 2019, we entered into a Series D Preferred Stock Purchase Agreement, or the “Series D SPA", with new and existing investors. The Series D SPA allowed for the sale of up to 7,107,930 Series D preferred stock at a price per share of $42.21, for a total consideration of approximately $300.0 million, or the Series D Preferred Stock. The initial closing of the Series D funding round was completed on June 26, 2019 providing gross proceeds of $175.0 million. The second closing of the Series D funding round was completed on September 9, 2019 providing gross proceeds of $125.0 million. On July 7, 2020, we completed our IPO, which resulted in the issuance and sale of 12,650,000 shares of common stock at the IPO price of $29.00, including the exercise of the underwriters’ option to purchase additional shares, and generating net proceeds of $335.6 million after deducting underwriting discounts and other offering costs. We believe our existing cash and cash equivalents as of September 30, 2020 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of September 30, 2020, cash and short-term investments held by these companies was $107.6 million.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2020, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	($ in millions)
Net cash used in operating activities	$(71.0)	$(60.4)
Net cash provided by (used in) investing activities	$36.3	$(38.7)
Net cash provided by financing activities	$339.6	$299.9

Operating Activities
Cash used in operating activities was $71.0 million for the nine months ended September 30, 2020, a decrease of $10.6 million from $60.4 million for the nine months ended September 30, 2019. This reflected the $12.6 million increase in our net loss, including the $12.2 million non-cash share contribution expense, partially offset by increases in unearned premium, unpaid loss and loss adjustment expense, funds held for reinsurance treaties and other liabilities that outpaced the increases in premiums receivable, prepaid reinsurance premium and amounts expected to be recovered from our reinsurance partners. Cash used in operating activities was $60.4 million for nine months ended September 30, 2019. This resulted from our net loss of $75.8 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense and accrued and other liabilities partially offset by increases in premiums receivables and amounts expected to be recovered from our reinsurance partners. The decrease in cash used in operating activities from nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the volume and timing of premium receipts, claim payments and settlements with our reinsurance partners.
Investing Activities
Cash provided by investing activities was $36.3 million for the nine months ended September 30, 2020 primarily due to the maturity of short-term investments in excess of purchases of fixed income securities, offset by investments acquired. Cash used in investing activities was $38.7 million for the nine months ended September 30, 2019 primarily due to the purchases of short-term investments and U.S. government obligations in excess of proceeds from the sale or maturity of fixed income securities.
Financing Activities
Cash provided by financing activities was $339.6 million for the nine months ended September 30, 2020 primarily due to proceeds received from our IPO. Cash provided by financing activities was $299.9 million for the nine months ended September 30, 2019, which consisted almost exclusively of proceeds from the issuance of preferred stock, net of issuance costs.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $597.4 million in cash and investment securities available at September 30, 2020 and generated $335.6 million in net proceeds from our IPO. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO filed with the SEC on July 2, 2020 pursuant to Rule 424(b)(4) under the Securities Act and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on July 2, 2020.

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
We are also exposed to credit risk on our investment portfolio. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2020, none of our fixed maturity portfolio was unrated or rated below investment grade.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have not been profitable since our inception in 2015 and had an accumulated deficit of $198.3 million and -$286.7 million as of December 31, 2019 and September 30, 2020, respectively. We incurred net losses of $52.9 million and $108.5 million in the years ended December 31, 2018 and December 31, 2019, respectively, and a net loss of $88.4 million for the nine months ended September 30, 2020. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our user base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
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
Our revenue grew from $22.5 million for the year ended December 31, 2018, to $67.3 million for the year ended December 31, 2019, to $73.9 million for the nine months ended September 30, 2020. Our total employees grew from 117 as of December 31, 2018, to 279 as of December 31, 2019, and to 459 as of September 30, 2020. In addition, from December 31, 2017 to September 30, 2020, we expanded from offering insurance in eight states to offering it in 37 states, including Washington, D.C. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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
To the extent that our present capital, is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, the availability of reinsurance, as well as market disruptions and other developments.
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
Our Co-Founders and some of our product development staff, help desk and online sales support operations are located in Israel. As of September 30, 2020, we had 156 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip), and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Any hostilities involving Israel could adversely affect our operations and results of operations. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations.
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
Approximately 58% of our gross written premium for the nine months ended September 30, 2020 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as the recent outbreak of a novel strain of coronavirus, or COVID-19, and cause material losses in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.

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
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of September 30, 2020, we are licensed in 41 states of the United States and operate in 37 of those states, including Washington, D.C., which are home to approximately 80% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.

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
As of September 30, 2020, we are licensed in 41 states of the United States and operate in 37 of those states, including Washington, D.C. We also hold a pan-European license, which allows us to sell in 31 countries across Europe, and commenced operating in Germany on June 11, 2019 and in the Netherlands on April 2, 2020.
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
As of November 12, 2020, entities affiliated with SoftBank Group Corp. own, in the aggregate, approximately 21.2% of our outstanding common stock, corresponding to 21.2% of the total voting rights in our Company. SoftBank Group Capital Limited has delegated all of its investment and voting power with respect to the shares of Lemonade that it owns to a three-member joint investment committee consisting of our Co-Founders and an executive of SoftBank, and which shall act unanimously. As a result, each of our Co-Founders has an effective veto over the voting and dispositive decisions related to our shares held by SoftBank Group Capital Limited. Our Co-Founders’ membership in the joint investment committee increases our Co-Founders’ significant influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our Amended Charter or to our Amended Bylaws, and other extraordinary transactions. In addition, a deadlock among the committee members could hinder the voting of SoftBank Group Capital Limited’s shares on any given corporate action. Our Co-Founders, individually or together, may have interests that differ from yours and may influence the joint investment committee to vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
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
As of November 12, 2020, there are 56,590,529 shares of our common stock outstanding. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed subject to specific exceptions, not to sell any of our stock for at least 180 days following the date of our IPO. We refer to such period as the lock-up period.
We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. On November 12, 2020, pursuant to its terms, the lock-up period ended with respect to 33% of the shares subject to each lock-up agreement. As a result, beginning on November 12, 2020, 15,058,356 shares of our common stock are eligible for sale in the public market, subject in some cases to the volume and other restrictions of Rule 144, including availability of current public information.
Moreover, beginning 181 days after the date of our IPO (subject to the terms of the lock-up agreements and market standoff agreements described above), the remainder of the shares of our common stock will be eligible for sale in the public market from time to time thereafter, subject in some cases to the volume and other restrictions of Rule 144, including the availability of current public information about us. Subject to the provisions of Rule 144, as promulgated under the Securities Act, or Rule 144, or Rule 701, as promulgated under the Securities Act, or Rule 701, all shares of our common stock sold in our IPO are immediately available for sale in the public market.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On July 1, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-239007), as amended, filed in connection with our initial public offering, or Registration Statement.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.2	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1/A	333-239007	10.2	6/8/2020
10.3	Lemonade, Inc. 2020 Incentive Award Plan	S-1/A	333-239007	10.9	6/23/2020
10.8	Non-Employee Director Compensation Policy	S-1/A	333-239007	10.19	6/23/2020
10.9	Lemonade, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-239007	10.20	6/23/2020
10.10	Severance Agreement by and between Jorge Espinel and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.10	8/12/2020
10.11	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.11	8/12/2020
10.12	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020	10-Q	001-39367	10.12	8/12/2020
10.13	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020	10-Q	001-39367	10.13	8/12/2020
10.14	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc. (Registrant)

Date:	November 12, 2020	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	November 12, 2020	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer