Form 10-K
period 2020-12-31
Lemonade, Inc.
filed 2021-03-08
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission file number: 001-39367

Lemonade, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	32-0469673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Crosby Street, 3rd Floor
New York, New York 10013
(Address of principal executive offices) (Zip Code)

(844) 733-8666
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LMND	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes ☑ No

Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

Registrant had 61,281,841 shares of common stock outstanding as of March 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, and our ability to maintain reinsurance contracts, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•We have a history of losses and we may not achieve or maintain profitability in the future.
•Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results and financial condition could be harmed.
•The "Lemonade" brand may not become as widely known as incumbents' brands or the brand may become tarnished.
•Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.
•Our future revenue growth and prospects depend on attaining greater value from each user.
•The novelty of our business model makes its efficacy unpredictable and susceptible to unintended consequences.
•We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition.
•Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.
•We may not be able to manage our growth effectively.
•Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
•Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.
•If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.
•Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers. Moreover, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination.
•Regulators may limit our ability to develop or implement our proprietary artificial intelligence algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.
•New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
•We rely on artificial intelligence and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that restrict our ability to collect this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
•We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our online app, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs will continue to rise.
•We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.
•Security incidents or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, result in loss of personal customer information, damage our reputation and brand, and harm our business and operating results.
•We are periodically subject to examinations by our primary state insurance regulator, which could result in adverse examination findings and necessitate remedial actions. In addition, insurance regulators of other states in which we are licensed to operate may also conduct examinations or other targeted investigations, which may also result in adverse examination findings and necessitate remedial actions.
•We collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customers' privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.
•We may be unable to prevent or address the misappropriation of our data.
•If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected.
•Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new products.
•Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
•The insurance business, including the market for renters and homeowners insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
•We are subject to extensive insurance industry regulations.
•State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
•Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
•We expect our results of operations to fluctuate on a quarterly and annual basis. In addition, our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.
•We rely on data from our customers and third parties for pricing and underwriting our insurance policies, handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
•Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophe losses.
•Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
•Our insurance subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
•We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.
•As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.
•Our directors have a fiduciary duty to consider not only our stockholders' interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
•A joint investment committee consisting of our Co-Founders and an executive of SoftBank will have sole voting and dispositive control over the shares owned by the entities affiliated with SoftBank Group Corp. This joint investment committee further concentrates voting power with our Co-Founders, which could limit your ability to influence the outcome of important transactions, including a change in control.

PART 1
Item 1. Business
Our Mission
Harness technology and social impact to be the world's most loved insurance company.
Overview
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
A two minute chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting to another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and quantifying risk.
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. In a departure from the traditional insurance model, where profits can literally depend on the weather, we typically retain a fixed fee, currently 25% of premiums, and our gross margin are expected to change little in good years and in bad. At Lemonade, excess claims are generally offloaded to reinsurers, while excess premiums are usually donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. See "— Our Business Model" and "— Our Product Offerings — Giveback Feature."
Lemonade's cocktail of delightful experience, aligned values, and great prices enjoys broad appeal, while over indexing on younger and first time buyers of insurance. As these customers progress through predictable lifecycle events, their insurance needs normally grow to encompass more and higher-value products: renters regularly acquire more property and frequently upgrade to successively larger homes; home buying often coincides with a growing household and a corresponding need for life or pet insurance, and so forth. These progressions can trigger orders-of-magnitude increases in insurance premiums.
The result is a business with highly-recurring and naturally-growing revenue streams; a level of automation that we believe delights consumers while collapsing costs; and an architecture that generates and employs data to price and underwrite risk with ever-greater precision to the benefit of our company, our customers and their chosen nonprofits.
This powerful trifecta, delightful experience, aligned values, and great prices, has delivered rapid growth alongside steadily improving results:

Since our launch in late 2016, our gross written premium ("GWP") grew from $9 million in 2017, to $47 million in 2018, to $116 million in 2019, and to $214 million for the year ended December 31, 2020. Our net losses per dollar of GWP dropped from over $3 in 2017 to under $1 in 2020. Our revenue was $2 million, $23 million, $67 million, and $94 million in 2017, 2018, 2019 and 2020, respectively, and our net losses were $28 million, $53 million, $109 million, and $122 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations — Revenue — Gross Written Premium."
In parallel to this growth of top line and increasing efficiencies, our gross loss ratio declined steadily from 161% in 2017, to 113% in 2018, to 79% in 2019 and to 71% for the year ended December 31, 2020. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics."
Why We Love Insurance
Insurance is one of the largest industries in the world. Property, casualty, and life insurance premiums amount to approximately $5 trillion globally, and account for 11% of gross domestic product in the United States.
The scale of the industry is an indicator of the essential role insurance plays in our economy and society. Most homes, cars, and businesses in the United States have some type of insurance coverage. Laws, lenders, and landlords often mandate insurance, making it a non-discretionary product that remains largely unaffected by economic cycles. We believe people typically buy insurance for their entire adult life, producing highly-recurring and naturally-growing participatory revenue streams.
These dynamics have produced large, enduring businesses. In the United States, 13 of the Fortune 100 companies are insurance companies, and their average age is about 125 years old. More remarkably, while the world's top insurance companies each generate over $100 billion in revenue, no single company has a market share greater than 4%, underscoring the sheer scale of the industry.
Insurance is, at its core, a social good. At a mathematical level, insurance is about a community of people pooling their monies to help their more unfortunate members in their hour of need. This safety net affords individuals the peace of mind they need to buy a home, go on vacation or open a business. Put differently: insurance allows people to trade the risk of a disastrous loss in the future for the certainty of an affordable loss now. It is a trade that enables the very fabric of contemporary society.
Why We Love Technology
Technology pushes the frontier of what is possible. It changes what we can measure, the efficiency with which we work, and the speed with which we communicate. As our capabilities advance, consumers come to expect and demand more. Measurement begs for personalization; efficiency calls for lower prices; speed demands better service. Experiences that once seemed reasonable, turn frustrating.
These unrelenting forces have transformed industry after industry, and are poised to do the same for insurance. Incumbents are wise to this, and work valiantly to graft new technologies onto their established businesses. But generations of legacy make that hard: vast networks of brokers, decades of cumulative investment in disparate IT systems, corporate cultures adapted for legacy preservation rather than business transformation and policy-centric rather than customer-centric organizations. Each has their historical reasons, but all seem maladapted today.
This divergence of fortunes — amazing industry, encumbered incumbents — creates space for a new kind of insurance company, one built from scratch on a digital substrate, a contemporary business model and no legacy. It is this secular shift that our strategy is designed to exploit.
Our Strategy
We seek to capitalize on the structural advantages inherent in being a digitally-native, customer-centric, and vertically-integrated insurance company by:
1.Harnessing our delightful experience, aligned values, and advantaged cost structure to appeal to consumers broadly, and particularly to the next generation of consumers, whom incumbents struggle to serve;

2.Then growing with those customers as their insurance needs increase naturally and substantially;
3.All the while leveraging our closed-loop system, by which copious amounts of data we generate make our business ever faster, cheaper, and more precise, to further delight consumers and extend our competitive advantage.
Appeal to the Next Generation of Consumers
While the rest of the industry typically appeals to established consumers with the 'I switched and I saved' value proposition, we are largely competing with non-consumption, attracting consumers incumbents want, but doing so years before they are ripe for legacy providers. Approximately 70% of our current customers are under the age of 35, and about 90% of our customers said they were not switching from another carrier.
Delightful Experience
We bring insurance to the mobile-first, digitally-native world. Our playful bots make for a fun and intuitive interaction at any age, all the more so to a generation that grew up with a smartphone. The median time to get a bindable renters insurance quote from Lemonade is under two minutes, and it's under three minutes for a homeowners quote. Claims are also filed through our app, which our claims-bot pays in as little as three seconds.
Companies built on human brokers and claims agents have many strengths, no doubt, but appealing to millennials and Gen Zers is not chief among them.
Aligned Values
Our status as a Certified B Corp and our commitment to aligning incentives through social impact serve as the foundation for our fundamentally reimagined relationship with our customers. Thanks to our reinsurance agreements, we typically retain a fixed fee, currently 25% of premiums, and we expect our gross margin to change little even in years with heavy claims. If money is left over after paying claims, we give back excess funds to nonprofits selected by our customers, ensuring that we minimize any incentive to deny legitimate claims. This alignment of incentives and values enjoys universal appeal, but is especially potent among younger consumers who are particularly distrustful of institutions and committed to interacting with brands whose values align with their own.
Great Prices
Architected from the ground up to be direct, fully digital, highly automated and constantly learning, our technology allows us to target, convert, and serve customers more efficiently than the typical incumbent. This structural cost advantage is especially pronounced in entry-level renters insurance, where operational costs for incumbents can eclipse claims cost as a percentage of premiums. Given these inbuilt advantages, the minimum premiums for our entry-level renters insurance is typically 50% cheaper than the minimum premiums of incumbents, a huge advantage when competing for younger, more price-sensitive consumers.
In the United States, insurance pricing must be approved by regulators who seek to ensure policies are not sold below cost. This means that our structural cost advantage cannot be blunted by competitors simply through subsidies.
Grow With Our Customers
As of December 31, 2020, we spend $1 in marketing to generate more than $2 of in force premium ("IFP"), which has been approximately equal to annualized GWP. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium." Given our subscription-based model, we believe that the lifetime value of our customers is significantly higher than our cost of acquiring them, and our ability to acquire them earlier, at a stage that incumbents struggle to, should pay dividends for decades to come.
Unlike many other products or services, the need for insurance grows in line with the wealth and age of its customers, as accumulated assets and growing responsibilities naturally translate into higher insurance spend. One illustration of this trend is how, on average, our renters insurance customers steadily increase spending on their renters insurance policy with us over time. As illustrated below, customers who bought Lemonade renters insurance approximately four years ago spend 62% more on their renters insurance now than when they first joined.

This germination can be observed across our book of business, spurred by the accumulation of wealth people typically enjoy during their working years. According to the U.S. Federal Reserve, the median net worth of an adult American under the age of 35 is about $11,000. By their 40s and 50s, their net worth has grown by 10 to 15 times, and that growth peaks at 25 times after the age of 75. This propensity toward asset accumulation is reflected in our numbers. As of December 31, 2020, the median age of a Lemonade customer with an entry level $60 a year policy — corresponding to $10,000 of possessions — is about 30 years old. This climbs toward 40 for customers with policies of about $600, and among the handful of customers paying approximately $6,000 a year, the median age is about 50.
Further demonstration of this progression is found in a phenomenon we call "graduation," which is when a customer upgrades their policy from a Lemonade renters policy to a Lemonade condo or homeowner policy. As of December 31, 2020, we had more than 20,000 customers of condo insurance policies, 12% of whom had graduated with us from a renters policy, a percentage that has grown steadily over the life of the company. For information on our total customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics."

We believe graduation improves unit economics dramatically, as premiums jump several fold with virtually no incremental cost to acquire the additional premiums. The average renter pays us nearly $150 per year, and that jumps to around $1,000 for owners of homes and condos. The graduation trend is similar with respect to homeowners. As of December 31, 2020, on a combined basis, 8.1% of customers of condo and homeowner insurance policies had graduated with us, a percentage that has also grown steadily over the life of the company. In fact, the number of existing Lemonade customers who graduated with us in the three months ended December 31, 2020 grew approximately 250%, in comparison to the same period in 2019. Of these graduates, 46% purchased a condo policy, and 54% purchased a homeowner policy.
Given how time spent as a Lemonade customer correlates to higher spend, long term customer retention can be particularly rewarding. While we have been in market for just over four years, there are multiple indicators of our ability to delight customers, which we believe will translate into advantaged retention rates:
•We achieved a net promoter score ("NPS") of above 70 in an industry that typically scores much lower. For reference, global NPS standards classify an NPS of 50 as excellent and an NPS of 70 as world-class, and many of the world's largest financial institutions have single digit or negative NPS. NPS is a customer satisfaction and service quality metric based on a single survey question that asks customers how likely they are to recommend the service to a friend or colleague. Customers respond using a numeric scale of zero to 10. The final NPS ranges from –100 to +100, and is calculated by subtracting the percent of detractors (those who respond with a six or lower) from the percent of promoters (those who respond with nine or 10).
•We routinely rank first on prominent customer review sites, out of hundreds of providers of renters and homeowners insurance. For example, Clearsurance, an independent marketplace where consumers review insurance providers, designated Lemonade 2020's Consumers Choice Renters Insurance. The consumer publication U.S. News and World Report has similarly crowned us the Best Renters Insurance for 2020. As of the date of this Annual Report, Clearsurance also ranks us as the top rated insurance provider by U.S. consumers, in both the renters and homeowners categories.
•As of the date of this Annual Report, our app is graded 4.9 out of 5.0 on Apple's app store, placing us above some of the most highly regarded consumer technology apps, including Amazon, Netflix, Spotify and Uber, in customer satisfaction.
•Our customers tweet about Lemonade in a tone and volume unprecedented in insurance. One study concluded that "In an industry where most insurance companies receive less than 1% of their traffic from social media, lemonade.com is a clear outlier with over 17% of their traffic coming this way in 2017." Traffic, in the context of this study, means the number of users who visited a website on an annual basis. We believe that this positive feedback on social media is indicative of higher customer satisfaction levels and is a leading indicator of higher customer retention.
Our favorable rankings against industry benchmarks, including customer reviews, social media and NPS, bode well for our ability to match, if not outpace, the strong retention metrics common in our industry.
Capitalize On Our Closed-Loop System
We operate our own full-stack P&C insurance carriers in both the United States and Europe, built on top of a unified, proprietary, state-of-the-art technology platform. This vertical integration not only affords us an advantage in cost and speed, but creates a system that learns as it goes, extending these advantages with every rotation of the flywheel.
Our digital platform is designed to delight consumers, fueling rapid growth, which spawns highly predictive data, that our machine learning crunches to make our platform even better at evaluating risk and delighting consumers, fueling further growth ... and so on.
Case in point: a standard home insurance policy in the United States is based on a form with between 20 and 50 fields (name, address, birthday ... etc.), and thus, a typical broker-based insurance company will generate between 20 and 50 data points per policy. We developed a fundamentally different approach to customer onboarding, leveraging our digital substrate and chatbots to do away with forms altogether. Replacing brokers with bots brings conspicuous advantages in terms of cost and speed, and inconspicuous advantages in terms of data: AI Maya typically asks only 13 questions before giving a bindable quote for home insurance, but the interaction generates close to 1,700 data points.
When interacting with a human insurance broker, customers emit countless valuable signals, but we believe key elements of these data are not captured in a usable format. For example, a broker may notice that some customers read the policy before signing, while others do not; some do not ask questions before buying, others ask smart questions, yet others ask dubious questions; some come back multiple times before committing, while others seem to purchase impulsively ... and so on. These and other signals may correlate strongly with claims, but in a broker-based interaction many go unrecorded, if not unobserved. Not so in a company built on a digital substrate. At Lemonade, every key facet of the interaction is logged, the data aggregated, and they are then mined for correlations to claims.
The power of our system goes beyond the sheer tonnage of data it generates, as we are able to put data to work in ways we believe, based on the experience of our management in the insurance industry, that legacy systems cannot. Our systems are entirely integrated, so data generated in a customer support interaction can inform the claims process, while claims data routinely impacts marketing campaigns, and so forth. Likewise, our bots do not merely collect data, but also adapt in real time in response to the data they collect.
The power of big data and machine learning is evident across the modern economy, but there is reason to believe their impact on insurance will run deeper than elsewhere. On e-commerce sites, for example, artificial intelligence can help recommend a new camera, but the device that arrives 2 hours later is indistinguishable from the one being sold on main street. Algorithms propose songs and movies on entertainment apps, but Sgt. Pepper sounds the same today as it did in 1967. In short, most industries ultimately sell either atoms or electrons, and these are largely impervious to machine learning. The core product of insurance is different: it is a probability algorithm, and data and artificial intelligence can absolutely transform algorithms. In insurance, data science is not helpful to the business, it is the business.
This feedback loop — delighted consumers drive growth, generating big data that feed machine learning, which improves the platform to the delight of consumers — is visible in the continuous improvement in our key performance indicators since our launch:
•Our gross loss ratio has declined by 300 percentage points from the first quarter of 2017 to year end 2020, even as the compounded annual growth rate ("CAGR") of our IFP over this period was more than 350%.
•During the period from January 2017 to December 2020, our premium per customer for new renters insurance policies has increased 102%, even as the conversion rate for these policies grew by 45% (quote to purchase).
One would expect growth and risk to be inversely correlated. To acquire more customers, most companies are forced to become less discerning, causing them to pay for that top line growth with a deteriorating loss ratio. Similarly, average price and conversion rates live in tension, as it is usually lower prices that drive higher conversion. Seeing growth, risk, customer premiums, and conversion all improve dramatically and concurrently suggests that our machine may be working in ways not typically experienced by traditional players.
Incumbents typically release improvements to their system's software a handful of times a year, whereas we averaged five code releases per day in 2018, eight per day in 2019, and 21 daily releases in 2020. Our ability to iterate on our technology with such frequency means that we can promptly and efficiently modify customer onboarding questions, underwriting guidelines, claims handling and other elements of our platform, thereby enabling us to respond to changes in customer needs and market conditions at a faster rate than traditional insurance incumbents. This accelerating flywheel demonstrates our deep structural differences, and suggests the already palpable gap is more likely to expand over time rather than to contract.
Our Business Model
At the foundation of our business model is a direct, digital, customer-centric experience that delivers rapid growth and strong retention. Our customer-centricity runs deep, and our underlying business model is designed to align interests between us and our customers. This technology-first customer acquisition and retention strategy, combined with our unconflicted business model, results in a highly attractive financial model.
We leverage technology in everything we do. More than 93% of homeowners insurance policies in the United States are sold via agents, making a platform that finds, onboards, and digitally serves consumers end-to-end very much an outlier. Our digital substrate enables us to integrate marketing and onboarding with underwriting and claims processing, collecting and deploying data throughout, to constantly drive efficient customer acquisition, enhance the experience, and mitigate risk. This approach results in significant, rapid scale without forfeiting the customer experience.

To align our interests with those of our customers, encourage good behavior and build a long-term relationship based on mutual trust, we endeavor to decouple our financial incentives from variability in claims. We typically retain a fixed fee, currently 25% of premiums, leaving the remainder for claims (including reinsurance), and we 'Giveback' any residual amount to nonprofits of our customers' choosing. Unlike our competitors, we minimize any incentive to deny legitimate claims as we aim to give back, rather than pocket, leftover monies. Our reinsurance contracts serve to protect our fixed fee, by ensuring that volatility in claims is primarily borne by our reinsurance partners. See "Risk Factors — Risks Relating to Our Business”. Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
After our customers purchase a policy, we ask them to designate a charitable cause for us to support with the residual premiums from their policy. As a result, we believe customers are less inclined to embellish claims as they would be hurting a nonprofit they care about, rather than an insurance company they do not.
Strong retention rates and a subscription-based model create highly-recurring and naturally-growing revenue streams, ensuring stability in our top-line results. Our reinsurance construct, in turn, largely eliminates the bottom-line volatility inherent in traditional insurance companies, where profits quite literally depend on the weather. With our reinsurance agreements offloading residual claims, and our Giveback policy offloading residual premiums, we have two powerful ballasts that reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers.
This combination of a customer-focused onboarding experience, a customer-aligned business model, and a revenue stream that grows alongside our customers' insurance needs, has created a sustainable financial model that we are proud of. Over time, we believe our platform will continue to efficiently acquire new customers and give us the ability to service their growing needs at a lower cost, and with higher satisfaction levels, than the industry at large.
Our Technology
Data Advantage
The birth of modern statistics is usually dated to 1662, when John Graunt calculated the probabilities of Londoners surviving to a given age. Lloyd's of London started shortly thereafter, and insurance and statistics have co-evolved ever since. Right up to the end of the 20th century, insurance companies were the bastions of the world's data and home to its greatest statisticians. But in the 21st century, supremacy in data and statistics has moved to tech companies, throwing into sharp relief one of the structural challenges traditional insurers face.
It is not that incumbents cannot hire data scientists and machine learning experts. It is that these experts' power lies in their ability to extract prophetic insights from inhuman quantities of data. Broker-based insurance companies and patchwork legacy systems were never architected to capture big data, nor to fully leverage and deploy the insights these can generate. Lemonade was.
Our proprietary and entirely integrated technology stack is thus a key enabler of our strategy and business model. Interactions with our customers across our platform generate a trove of data, which in turn improves interactions with our customers across our platform.

AI Maya
AI Maya, our playful onboarding and customer experience bot, uses natural language to guide customers through an easy and fun process of joining Lemonade. Maya handles everything from collecting information and personalizing coverage to creating quotes and facilitating payments securely. By asking customers a limited number of high-impact questions, and adapting based on their responses, AI Maya is able to dramatically reduce onboarding times while still collecting and utilizing the data that is central to our continuous improvement.

9:38
Lemonade
Maya
Personal Insurance Assistant
Afternoon Max! I'm Maya. Let's get you some great insurance. This will only take a minute
To start, I'll need your home address
John St
Fulton St [A,C]
Nassau St
Broadway
Fulton Street [J,Z]
Liberty St
Liberty Pl
John Street Church
123 West 18th Street, New York, NY, USA
Do you rent or own it?
RENT
OWN

9:38
Maya
Personal Insurance Assistant
We're almost done... When is your birthday?
Feb 4, 1984
Yay! Aquarians rule...
Btw, fun fact: On this day in 1994, 'Ace Ventura: Pet Detecive' premiered in theaters
Do you currently have an active renters insurance policy?
No
ANALYZING YOUR DATA...
Analysis Complete
Building Age
Building Durability
Distance From Coast
Creadit and Insurance Score
Ok, we're all set. Want to see your price?
YEAH, LET'S SEE IT

9:38
Lemonade
OVERVIEW
EDIT
ADD-ONS
COVERAGES
Lemonade Renters Insurance
140 Park Avenue South, New York, NY
$10 .09
PER MONTH
Start Date (EST)
TODAY
Deductible
$250
Earthquake Deductible
$500
COVERAGE HIGHLIGHTS
FIRE &
BAD
FROZEN
THEFT &

AI Jim
AI Jim is our claims bot, and, as of December 31, 2020, 95% of the time, it is AI Jim that will take the first notice of loss from a customer making a claim. AI Jim handles the entire claim through resolution in approximately a third of cases, paying the claimant or declining the claim without human intervention (and with zero claims overhead, known as loss adjustment expense, or LAE). AI Jim assigns claims he is not authorized to settle, or ones where he identifies concerns, to human claims experts, analyzing each expert's specialty, qualifications, workload, and schedule to determine to whom to assign the claim. Even where human escalation is needed, AI Jim will have done much of the heavy lifting so our team can settle claims and support customers in their hour of need as quickly and smoothly as possible.

9:38
Claim
Cancel
Is (844) 733-8666 the best way to reach you?
Yes. That's my number
Did someone get hurt?
No
Got it. Tell me what was stolen or damaged
Stuff that I own
Sorry to hear that. What caused the damage?
THEFT OR OTHER CRIME
BAD WEATHER
WATER LEAK
FIRE OR SMOKE
CEILING OR WALL COLLAPSE
SOMETHING ELSE
9:38
Claim
Cancel
Now, we'll create a list of the items that got damaged or lost
Please enter the first item's details
bike
$848
mountain bike
ADD ITEM
q w e r t y u i o p
a s d f g h j k l
z x c v b n m
.?123
space
return
9:38
Claim
New Claim
As a final step, please reiview your claim report. It's important that everything is accurate.
Also, note that your monthly payment may increase after you file this claim.
Looking good, let's contiune
Thanks Max! we've got everything we need at this point. Your claim number is LC415EA08.
Aaaannnndddd...Boom!
Apr 22, 2019
CLAIM APPROVED
Your claim is approved! We'll wire your money to your account shortly.
$848
WIRED FUNDS
3 Seconds
HANDLING TIME
RATE YOUR EXPERIENCE

The claims process represents the most acute pain point in the insurance experience, and it is where animosity toward the industry is most commonly cultivated. Re-imagining claims for the benefit of the customer, by aligning interests and incentives and by removing friction, hassle, cost, and delays, is therefore a key driver of our leadership in customer satisfaction.
CX.AI
CX.AI is our bot platform built to understand and instantly resolve customer requests without human intervention. About 30% of all customer inquiries are handled this way. Customers often require assistance pre- or post-purchase, ranging from coverage questions to making changes to their policy, such as adding a spouse, updating coverage amounts, changing payment methods, or adding newly purchased items. CX.AI uses Natural Language Processing to analyze and understand customers' requests, helping them perform a growing set of tasks.
The efficiency boost CX.AI delivers is exemplified by its impact on 'moving' tickets. Until December 2018, a large number of support tickets handled by our human CX (Customer Experience) team were requests related to customers moving to new apartments or homes. Once CX.AI learned to handle moving requests, we saw an 87% drop in the number of moving-related tickets handled by humans. CX.AI understands what customers are saying, asks for the information it needs, and takes it from there: canceling the existing policy when the time is right, evaluating the risk of the new address, transferring all customized coverages to the new policy, pricing it, processing the payment, and sending the new policy to the customer by email. The process takes a few seconds. This story has repeated itself time and again across different customer inquiries, so that while only 6% of support requests were resolved by CX.AI as of December 31, 2017, that percentage increased fivefold in just under three years, to 30%.
Our customer-facing technologies, AI Maya, AI Jim, and CX.AI deliver a superior experience at a fraction of the cost, all the while collecting and utilizing far more data than their human counterparts. A similar construct powers the rest of the company.
Our 'behind the scenes technology' is driven by three key proprietary applications: Forensic Graph, Blender, and Cooper.
Forensic Graph
Forensic Graph utilizes the combined power of behavioral economics, big data, and AI to predict, deter, detect, and block fraud throughout the customer engagement. The FBI estimates that insurance fraud in the United States (excluding health insurance fraud) costs more than $40 billion per year, or $400 to $700 per family, in increased premiums. It is a complicated problem to solve for traditional insurers, mostly due to data paucity. Forensic Graph tracks untold signals and analyzes relationships between things which may appear trivial or invisible to humans, but in which our machine learning uncovers complex multivariate links that have helped us avoid millions of dollars' worth of potential losses.
Blender
Blender is a robust insurance management platform that we built with customer centricity and exponential efficiency in mind. This is a built-from-scratch, cutting edge backend system, designed as a single, cohesive, and streamlined management tool for our customer experience, underwriting, claims, growth, marketing, finance, and risk teams. When a claims experience specialist logs in to Blender, for example, they instantly see all claims assigned to them by AI Jim. Blender then provides them with instructions for next steps, and when possible, includes coverage determinations, and alerts of suspicious activity. Critically, they will also see an extraordinary amount of information about the users' behavior patterns and their claim, background information, risk indicators, insurance history, and much more. If a vendor is needed, for example, to assess the damage, all appropriate suppliers will pop up in Blender, and can be dispatched to the field, and paid, at the push of a button. Blender brings similar integrated, customer-centric, and focused workflows to the other Lemonade teams as well.
Cooper
Cooper is our internal bot (we like to think of him as our own Jarvis) who runs important parts of our company. Cooper handles complex as well as repetitive tasks, from helping our customer experience team handle lengthy, manual processes such as processing paper cheques, to automatically running tens of thousands of tests on each release of our software. Cooper continuously analyzes spectrometry imaging beamed from NASA's satellites, identifying wildfires in real time and blocking ads and sales in the affected areas; Cooper collates and formats materials for our regulatory filings; and he even handles most of our engineering task allocation, code deployment, Q&A, and more. Cooper makes our team dramatically more efficient and keeps evolving and learning with time.
Forensic Graph, Blender, and Cooper, together with AI Maya, AI Jim, and CX.AI, run atop our Customer Cortex. The Customer Cortex, like a central nervous system, is the place where all data about our customers is transmitted, continuously analyzed, and then used by all six applications.
Growth Opportunities
Acquire more customers
About 90% of our current customers said that they were not switching to Lemonade from another carrier. We are well positioned to grow our customer base by continuing to attract first time buyers, an underserved population replenishing every year.

Our delightful experience and competitive pricing also attract customers who switch from their existing carriers. Our bot automatically files the necessary paperwork to cancel a customer's old policy, removing what is typically a barrier to switching. As we continue to strengthen brand recognition and execute our marketing strategy, we will look to increase the number of customers migrating to the Lemonade platform.
Grow within our existing customer base
As our customers move up the economic ladder and through lifecycle events, their insurance needs evolve to higher value products: renters continuously acquire more property and frequently upgrade to successively larger homes. Growing households often need life insurance or pet insurance. These progressions regularly trigger orders of magnitude jumps in insurance premiums. We aim to provide an unmatched user experience in order to retain customers throughout their lifespan, expanding their lifetime value without incurring any incremental costs of acquisition.
Expand to new products
Our strategy of growing with our customers also lends itself to expanding into new lines of insurance, as lifecycle events trigger the need for additional insurance products.

~50
years old
~25
years old
Umbrella
Travel
Car
Life
Pet
Renters
Condo
Homeowners

Our regulatory framework, technology stack, and brand are all extensible to new lines of insurance, and we anticipate that these will contribute to our growth in the future. In July 2020, we launched our latest product, pet insurance. In November 2020, we announced our intent to expand our product offering into life insurance in the coming months.
Expand to new geographies
We acquired our first customer in New York in late 2016, and within three-and-a-half-years captured approximately 7% of the New York renters insurance market while expanding our reach to dozens of states across the United States. As of December 31, 2020, we were licensed to operate in states covering 95% of the U.S. population, and were actively selling renters, homeowners and/or pet insurance policies in states covering approximately 90% of the U.S. population. Our strong brand and unique business model drive rapid growth and allow us to quickly gain share in new markets. We also hold a pan-European license, allowing us to passport into and sell in 31 countries across Europe, and commenced operations in Germany on June 11, 2019, in the Netherlands on April 2, 2020 and in France on December 8, 2020.
The Lemonade platform is inherently multilingual and agile by design, so that we can effortlessly expand into new markets and new products both within the United States and internationally. Our two largest markets today, Texas and California, have zero Lemonade employees in-state, underscoring the highly scalable nature of our business. Consequently, we have a unique opportunity to leverage our technology to rapidly and seamlessly reach customers in new geographies.
Our Product Offerings
Renters and Homeowners Insurance
We currently offer our products to renters and homeowners in the United States, contents and liability insurance in Germany, and the Netherlands, and renters insurance in France. The insurance we offer in the United States covers stolen or damaged property, and also covers personal liability, which protects our customers if they are responsible for an accident or damage to another person or their property. In a number of states, we also offer landlord insurance policies to condo and co-op owners who rent out their property less than five times a year to protect their real and personal properties. As of December 31, 2020, we were licensed to conduct our insurance business in 42 states of the United States and we operate in 37 of those states, including Washington, D.C., which are home to approximately 90% of the U.S. population. We currently hold a pan-European license, which allows us to sell in 31 countries across Europe.
The full Lemonade experience is available through our iOS and Android app, as well as through our website. Before a customer purchases one of our policies, we allow the customer to review a summary of their coverage and a sample policy. We also enable the customer to reconfigure their coverage and other policy settings, such as the deductible and start date. After payment via a credit or debit card, we instantly issue the customer their policy documents and send it to them via email. From start to finish, the entire process is completed digitally.
Our products automatically cover all residents of a household who are related to the customer by marriage, blood, or adoption. In addition to the base coverage we offer for personal property, electronics, furniture, and clothing, our customers can purchase extra coverage to protect against accidental loss, damage, and theft, worldwide, of their jewelry, fine art, and other personal property.

Pet Insurance

We currently offer pet insurance that covers diagnostics, procedures, medication, accidents or illness. Even our basic pet insurance offering covers blood tests, urinalysis, X-rays, MRIs, lab work, and CT scans. We also offer two optional add-ons to the basic plan, a wellness package and an extended accident and illness package. These provide additional coverage for preventative care costs, including annual exams and vaccines, and recovery treatments, including physical therapy and hydrotherapy.

We believe our expansion into pet insurance will allow us to further achieve our long-term strategy of growing with our young customer base by offering new insurance experiences to customers as they progress in their lifecycles. As of December 31, 2020, about 50% of our pet insurance policies were sold to new customers, and about 5% of those have already added a renters or homeowners policy to their pet policy. Customers that bundle our insurance offerings typically save money. The remaining 50% or so of pet insurance policies were sold to existing customers, whose median premium per customer grew roughly 4x with little to no incremental customer acquisition costs. As of December 31, 2020, pet insurance policies represented approximately 6% of IFP and as of December 31, 2020, the premium per customer of pet insurance policies was more than double the premium per customer of our renters and homeowners policies. In six months since launch, we have seen pet insurance sales to new customers in thirty four states grow nine times faster than our launch of homeowners and renters insurance in New York in 2016.
Giveback Feature
Giveback is a distinctive feature, whereby each year we aim to donate leftover money to causes our customers care about. After our customers purchase a policy, we ask them to select, from a pre-vetted list, a charitable cause to support with the residual premiums from their policy. Behind the scenes, customers who select the same charitable cause are classified as members of the same "cohort." Once a year we look at the loss ratio of each cohort, and provided that we pass the financial ratio tests required by our regulators, we aim to donate the funds remaining, if any, to the charitable cause selected by that cohort. Cohorts with a loss ratio above 40% usually will not receive a Giveback.
The Giveback is paid only if payment is authorized by Lemonade Insurance Company's board of directors in its sole discretion and consistent with its duty of care. See "Risk Factors — We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition." Our 2019 Giveback for the 12 month period ended June 30, 2020 amounted to about 1.0% of earned premiums. We calculate our annual Giveback on each anniversary of our primary reinsurance contract. The Giveback is not a contractual obligation to any customer or to any cause, and customers may not take a tax deduction related to the donations.
We have informed, and intend to continue to inform, our customers of the amount donated to their selected nonprofit during each Giveback on an annual basis, details of which follow:

Giveback Year	Number of Nonprofit Organizations	Amount
2020	34	$1,128,109
2019	26	$631,540
2018	15	$162,135
2017	14	$53,174
Selected nonprofit organizations by our customers in 2020 include Direct Relief, American Forests, March for our Lives, among others. Although new and untested, we believe that donating a portion of the money left over after paying claims to nonprofits will discourage fraud and promote greater trust between us and our customers.
Our Vertically-Integrated Platform
Sales and Marketing
Our goal is to increase brand awareness and the number of customers migrating to our platform by utilizing a number of marketing channels to aid our direct-to-consumer sales model. Our primary channel of advertisement is the internet, where we promote our ads and services through various media and social media platforms, including Facebook and Instagram. We also use the data generated in customer support interactions to constantly refine and improve our marketing campaigns. We conduct drip campaigns via email to follow up with those who have inquired about us or started the on-boarding process. Additionally, we enter into agreements with parties who have access to potential customers, including insurance agencies, apartment building owners, and property management companies.
Underwriting
Our digital platform enables us to ask fewer questions of our customers but derive many times more data points from each customer interaction than our competitors. To date we have collected over 4.8 billion data entries, a trove that grows by the minute. Applying machine learning to these data allows us to identify predictive patterns, and these inform our underwriting. Our underwriting process involves collecting this information, classifying and evaluating each individual risk exposure, assessing the impact of the risk on our existing portfolio, and pricing the risk accordingly. When we launched, and had no data of our own, pricing and underwriting were done using easily obtainable industry information. Due to the limitations of these data, customers appeared relatively undifferentiated. As we collected more data, we found that groups our competitors viewed as monolithic were actually made up of predictable sub-groups with over 600% variation in their likelihood to file a claim.
Claims Process
Powered and driven by our technology, our claims process is conducted via our digital platform, which includes our iOS and Android mobile apps. Claims can be substantiated with receipts, notes of where and when the item was purchased, and in certain cases, police reports. We also ask the customer to record a video explaining their claim to enhance the claim review process. After the customer completes a claim report on our mobile app, the customer is asked to enter bank account information. If the claim is approved, a payment is issued and deposited directly into the customer's account. Claims are commonly paid or declined through our claims-bot, AI Jim, within seconds.
While a meaningful portion of simple theft claims are paid almost instantly, in many cases the incident is also reviewed by a human before the claim is approved, and certain property damage claims or liability claims may take longer to settle. In an event that requires immediate assistance or temporary housing as a result of fire, ongoing water damage, or any other structural damage that leaves the customer's home exposed, we contact the customer to assess the situation and provide emergency services, such as water or fire damage cleanup, temporary housing, or a designated specialist.
Reinsurance
Insurance often produces businesses with highly recurring revenue streams, and hence predictable top lines, but with significant bottom-line volatility, as profits can literally fluctuate with the weather. Earthquakes, hailstorms, wildfires and hurricanes strike with caprice, and can push an otherwise profitable business deep into the red with little or no warning.
The first-order consequence of this uncertainty is that insurers often see unwelcome swings in their results. The second-order consequence is that regulators require insurers to keep significant reserves to absorb these swings, making them capital intensive. In defiance of these industry norms, we set out to architect our business to be at once capital-light and possessed of predictable and growing gross margin. Through judicious use of "reinsurance," we believe we have largely achieved these goals.
Reinsurance is a financial instrument under which one insurer, the "reinsurer," agrees to cover a portion of the claims of another insurer, the "primary insurer," in return for a portion of their premiums. While this description characterizes all reinsurance, implementations come in different flavors, each with its own costs and benefits. We have entered into a range of reinsurance agreements, differing in both duration and terms, which combine, we believe, to deliver maximum capital efficiency, while optimizing our gross margin for both stability and size.
Proportional Reinsurance: Maximize Capital Efficiency
The low cost of capital for reinsurance companies creates an opportunity to share premiums and maintain our gross margin while dramatically reducing our capital requirements through a structure called "proportional reinsurance" (also known as "quota share reinsurance"). We currently have proportional reinsurance covering 75% of our business (the "Proportional Reinsurance Contracts"). Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede," 75% of our premiums to our reinsurers. In exchange, these reinsurers pay us a "ceding commission" of 25% for every dollar ceded, in addition to funding all of the corresponding claims, i.e. 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross margin, from the volatility of claims, while boosting our capital efficiency dramatically.
Under U.S. and E.U. regulatory laws, insurance companies are required to set aside "surplus capital" in accordance with various formulae. These requirements tend to be more onerous for younger companies experiencing rapid growth, such that without reinsurance we would need to reserve as much as 50 cents for every dollar of premiums sold, known as a 2:1 ratio. Our proportional reinsurance structure shifts most of that surplus capital requirement to the reinsurer, such that the expected capital surplus ratio for the Company improves to approximately 7:1.
Non-Proportional Reinsurance: Optimize Gross Margin
As described above, our Proportional Reinsurance Contracts provide that we cede 75% of our premiums to our reinsurers, pushing our capital efficiency to near maximized levels. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance, with a view to maximizing profitability, while also protecting the integrity of our fixed fee.
These two remaining goals live in tension with one another: leaving zero "wiggle room" around our fixed fee would guarantee its stability, but would preclude our benefiting from our improving loss ratio. Conversely, any room for improved profitability would also introduce additional volatility into our business.
To balance our desire for both growing and stable gross margin, we set out to structure our remaining reinsurance such that variability in our gross margin will be largely contained, though not eliminated entirely. We believe we have achieved this through a combination of reinsurance structures known as "per risk reinsurance" and "facultative reinsurance" (the "Non-Proportional Reinsurance Contracts"). Together with the Proportional Reinsurance Contracts, these Non-Proportional Reinsurance Contracts intend to ensure that the most we will pay for any one claim is unlikely to exceed $125,000.
We believe our reinsurance structure achieves important goals: making us capital-light, buffering our gross margin from the vicissitudes of claims, and leaving room for our gross margin to grow. Indeed, based on our current book of business, our probability models suggest that we have crafted a ±3% collar around our gross margin, with underwriting results expected to impact our gross margin by no more than ±3% in 95 years out of 100. Our probability modeling further suggests that, in any given year, the variance in our gross margin is twice as likely to be favorable than not.
Duration
Our goal of maximizing predictability of our results, while growing gross margin over time, led us to vary not only the terms of our reinsurance agreements, but their term, too.

The Proportional Reinsurance Contracts are issued by a consortium of seven reinsurers, including Arch Re (Bermuda), AXA XL (Caitlin Re Switzerland), Hannover Ruck SE, Lloyd’s Underwriter Syndicate No. 1084 CSL, Mapfre Re (Spain), Swiss Re America (US) and Tokio Marine & Nichido Fire Insurance Co. Ltd., each holding an ‘A’ or better rating from A.M. Best, and each holding a share of the agreement’s commitments. Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder have a one-year term expiring June 30, 2021. Our Non-Proportional Reinsurance Contracts, in which nine reinsurers partake, including Aspen Insurance UK Limited, AXIS Reinsurance Company, Hannover Ruck SE, Swiss Re, Arch Reinsurance Company and Lloyd’s Underwriting Syndicates No. 1084 CSL, 2001 AML, 2791 MAP and 4000 HAM, each holding an ‘A’ or better rating from A.M. Best, have a one-year term expiring June 30, 2021.
All told, about 55% of our book will be reinsured on a three-year term, with the remainder coming up for renewal and renegotiation on an annual basis. We believe that staggering the terms this way provides the appropriate balance between maximizing predictability, and enabling us to capture more margin over time.
Investments
Our portfolio of investable assets is primarily held in cash, money market funds, and fixed income securities issued by the U.S. government and government agencies with relatively short durations. We manage the portfolio in accordance with the investment policies and guidelines approved by the board of directors.
We have designed our investment policy and objectives to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. The policy, which may change from time to time, is approved by the board of directors and is reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets. See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report.
Competition
The homeowners and, to a lesser extent, the renters insurance industries in which we operate are highly competitive. While we believe we are well positioned to execute our business model and reinvent insurance, we face significant competition from traditional insurance companies such as Allstate, Farmers, Liberty Mutual, State Farm, and Travelers. Although we are tapping into markets that our competitors have struggled to reach, the incumbent insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital and more types of insurance coverage to offer, such as auto, health and life insurance, than we currently do. In particular, unlike us, many of these competitors offer consumers the ability to purchase homeowners and multiple other types of insurance products and "bundle" them together, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance and pet insurance, we could face intense competition from traditional insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion.

We also compete with new market entrants. Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, relationships with brokers and agents (including ease of doing business, service provided, and commission rates paid), size, and financial strength ratings, among other considerations. We believe we compete favorably across many of these factors, and have developed a digital platform and business model based on artificial intelligence and behavioral economics that we believe will be difficult for incumbent insurance providers to emulate.
Our Challenges
We will encounter challenges while pursuing our growth opportunities and implementing our business model, and our continued success will depend on our ability to overcome such challenges. Our business model is premised on the expectation that a significant number of our customers who are renters will continue to retain coverage with us as they transition from being renters to homeowners, but we cannot provide assurances that we will succeed. Additionally, our Giveback may not function as intended and may not align our interests with those of our customers to the extent anticipated and our commitment to charitable giving through our Giveback may not resonate with our existing customers or may fail to attract new customers. Further, the inadequacy of current reinsurance to protect against catastrophic losses and the unavailability of acceptable reinsurance protection in the future would have an adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. Future legislation may affect our ability to use artificial intelligence in our business and operations, and artificial intelligence is integral to our business model. See "Risk Factors" beginning on page 31 of this Annual Report for a discussion of factors you should carefully consider before investing in our common stock.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We intend to rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention of work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.
As of December 31, 2020, we do not own any U.S. or foreign patents and do not have any U.S. or foreign patent applications pending. As of December 31, 2020, we hold 84 foreign registered trademarks and four registered trademarks in the United States, including the Lemonade mark, have 53 foreign trademark applications pending and no U.S. trademark applications pending, and hold three copyrights in the United States, covering certain videos, texts, photographs, and artwork displayed on our mobile app and website. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
Corporate Structure
Lemonade, Inc. is a public benefit corporation organized under Delaware law. It provides certain personnel, facilities, and services to each of its subsidiaries, all of which are 100% owned, directly or indirectly, by Lemonade, Inc. The group consists of the following entities, which support Lemonade, Inc.'s U.S. and E.U. operations: (1) Lemonade Insurance Company, an insurance corporation organized under New York law; this company issues insurance policies and pays claims; it is licensed and regulated as a stock property and casualty insurance company in New York and in all other states where our insurance products are available; (2) Lemonade Insurance Agency, LLC, a limited liability company organized under New York law; this company is licensed as an insurance agent in New York and in all other states where our insurance products are available and it acts as the distribution and marketing agent for Lemonade Insurance Company and provides certain underwriting and claims services, and receives a fixed percentage of premiums for doing so; it also acts as an agent for other insurance companies in distributing their insurance, for which it receives various percentages of premiums; (3) Lemonade Ltd., a company organized under the laws of Israel; this company provides technology, research and development, management, marketing, and other services to the companies in the group, charged on a "cost plus" basis; (4) Lemonade Insurance N.V., a public limited company organized under the laws of the Netherlands; (5) Lemonade Agency B.V., a Netherlands private limited liability company; (6) Lemonade B.V., a Netherlands private limited liability company;

and (7) Lemonade Life Insurance Agency, LLC, a limited liability company organized under Delaware law; this company acts as the distribution and marketing agent for the sale and servicing of life insurance products.
Lemonade, Inc. provides personnel, facilities, and services to Lemonade Insurance Company in return for actual cost. Lemonade Insurance Agency, LLC provides services to Lemonade Insurance Company based on a fixed percentage of premium revenue. This includes the services of Lemonade Ltd. as well as the services of third parties with whom Lemonade, Inc. or Lemonade Insurance Agency has contracted. In addition, Lemonade, Inc. provides Lemonade Insurance Agency, LLC with accounting, tax, auditing, underwriting, claims, marketing, and functional support services.
The chart below displays the structure described above

Lemonade, Inc.
(INC)
Delaware
Wholly-owned subsidiaries of INC
Lemonade Ltd.
(LTD)
Israel
Lemonade Insurance Company
(LIC)
New York
Lemonade Insurance Agency, LLC
(LIA)
New York
Lemonade B.V.
(BV)
The Netherlands
Lemonade Life Insurance Agency, LLC
(LLIA)
Delaware
Wholly-owned subsidiaries of BV
Lemonade Insurance N.V.
(LINV)
The Netherlands
Lemonade Agency B.V.
(LABV)
The Netherlands

Certified B Corp Status
While not required by Delaware law or the terms of our certificate of incorporation, we have been designated as a Certified B Corp. The term "Certified B Corp" does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability, and transparency. B Lab sets the standards for Certified B Corp certification and may change those standards over time.
The first step in becoming a Certified B Corp is taking and passing a comprehensive and objective assessment of a business's positive impact on society and the environment. The assessment varies depending on the company's size (number of employees), sector, and location. The standards in the assessment are created and revised by an independent governing body that determines eligibility to be a Certified B Corp.
By completing a set of over 200 questions that reflect impact indicators, best practices, and outcomes, and are customized for the company being assessed, a company receives a composite score on a 200-point scale representative of its overall impact on its employees, customers, communities, and the environment. Representative indicators in the assessment range from payment above a living wage, employee benefits, charitable giving/community service, and use of renewable energy.
Certification as a Certified B Corp requires that a company achieve a reviewed assessment score of at least an 80. The review process includes a phone review and a random selection of indicators for verifying documentation. The assessment also includes a disclosure questionnaire, including any sensitive practices, fines, and sanctions related to the company or its partners.

Our certification also required us to adopt the public benefit corporation structure, a step we have already completed. Once certified, every Certified B Corp must make its assessment score transparent on the independent non-profit organization's website. Acceptance as a Certified B Corp and continued certification is at the sole discretion of the independent organization.
Human Capital Resources
Employees
As of December 31, 2020, we had 567 employees, 348 of whom were based in the United States and the rest of whom were based outside of the United States, primarily in Israel. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
As of December 31, 2020, and based on public information from five competing insurance companies in the United States, we estimate that the number of customers per employee for those companies ranges from approximately 150 to approximately 450 customers per employee. We base this estimate on publicly available information, which we have adjusted for comparability. The calculation of "employees" includes insurance agents and brokers because they are a significant cost component for other insurance companies. In comparison to these competitors, our number of customers per employee was over 1,700 as of December 31, 2020.
Culture and Values
Our status as a Certified B Corp and commitment to charitable giving distinguish us from our competitors and promote a relationship among our employees and customers founded on trust. We not only seek to engender a trusting relationship between our brand and our customers, but also among our employees. We value the power of creativity and encourage and support the sharing of ideas to enhance our business model. Like the industry in which we operate, we know the importance and value of a community pooling its resources together for the public good. We value inclusivity, respecting differences, and seamless teamwork in every facet of our business.
In addition, on February 18, 2020, we issued 500,000 shares of common stock as the initial endowment of the Lemonade Foundation, a 501(c)(4) social welfare organization established under Arizona law. By contributing approximately 1% of our common stock to the Lemonade Foundation, we hope to promote charitable giving and other community-centric activities with a nexus to our community.
Diversity

We know that strength lies in the diversity of our employees and drives the innovation behind our product.

We encourage employees to bring their lived experiences, and personal strengths, to develop new ideas, improve customer experience and shape our brand. We tap them for ideas of nonprofits to partner with, or resources to learn more about a social issue, and their candid (and anonymous, should they choose) feedback about our workplace culture and environment.

In the wake of the 2020 social justice movements, our employees founded an anti-racism education group, sharing resources, promoting racial equity, and anti-bias training.

Health, Safety and Wellness
As a B Corp, it is part of our legal mission to advance the health, well-being and equity of employees. To that end, employees have access to health and wellness programs, and healthcare plans.
In response to the COVID-19 pandemic, we transitioned our workforce to remote working - continuing to prioritize their mental and physical well-being, even from afar. Safety and social distancing measures have also been implemented for when employees will be able to return to the office, and our focus now is supporting COVID-19 vaccination for all employees.

Geographic Scope of Business
In the United States, as of December 31, 2020, Lemonade Insurance Company is licensed to operate in New York (its domiciliary state), Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Washington, D.C., Georgia, Florida, Hawaii, Iowa, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, and Wisconsin.
We also currently hold a pan-European license, which allows us to sell in 31 countries across Europe, and commenced operating in Germany on June 11, 2019, in the Netherlands on April 2, 2020 and in France on December 6, 2020.
When we launched in late 2016, our licenses covered approximately 20 million people, compared to approximately 820 million people as of December 31, 2020.
Seasonality
For information regarding the seasonality of our business, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Regulation of our Business

Insurance Regulation

We are regulated by insurance regulatory authorities in the states in which we operate. State insurance laws and regulations generally are designed to protect the interests of customers, consumers, and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power with respect to all aspects of the insurance business. The regulatory requirements and restrictions include, among others, the following:
•prior approval of change in control transactions;
•approval of policy forms and premium;
•approval for new product development;
•approval for intercompany service agreements;
•state-specific capital requirements as a condition to licensing with such state;
•standards of solvency, including statutory and risk-based capital requirements establishing the minimum amount of capital and surplus that must be maintained by our regulated insurance subsidiary;
•requirements that we participate in state guaranty funds;
•restrictions on the nature, quality, and concentration of our investments;
•advertising, marketing, and trade practices;
•restrictions on the ability of our regulated insurance subsidiary to pay dividends to us or enter into certain related party transactions;
•restrictions on the size of risks insurable under a single policy;
•rules requiring deposits for the benefit of customers;
•privacy regulation and data security;
•corporate governance and risk management;
•periodic examinations of our operations, finances, and claim practices; and

•prescribing statutory accounting methods and the form and content of statutory financial reports.

Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (“NAIC”) and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the “FIO”) was established within the U.S. Department of the Treasury by the Dodd-Frank Act in July 2010 to monitor all aspects of the insurance industry. Although the FIO has no express regulatory authority over insurance companies or other insurance industry participants, it has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as “systemically significant” and therefore subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company.

Required Licensing

Our regulated U.S. subsidiaries are domiciled and admitted in the state of New York to transact certain lines of property insurance. Lemonade Insurance Company’s and Lemonade Insurance Agency, LLC’s New York licenses are in good standing, and, pursuant to applicable New York laws and regulations, will continue in force unless otherwise suspended, revoked, or otherwise terminated, subject to certain conditions.

Lemonade Insurance Company must apply for and maintain a license to sell insurance in those jurisdictions in which it transacts its insurance business, including New York (its domiciliary state), Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Washington, D.C., Georgia, Florida, Hawaii, Iowa, Illinois, Indiana, Kentucky, Lousiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

The New York Department of Financial Services (“NYDFS”) conducts on-site visits and examinations of the financial affairs and market conduct condition of Lemonade Insurance Company, including its financial condition, its relationships and transactions with affiliates, and its dealings with customers, generally every three years. Insurance regulatory authorities have broad administrative powers to restrict or revoke licenses to transact business against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.

Insurance Holding Company Regulation

Many states, including the State of New York (where our regulated insurance subsidiary is domiciled), have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. Because Lemonade Insurance Company is a New York insurance company, we are subject to New York law governing insurance holding companies, which requires that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system and domiciled in that state. The statute also provides that all transactions among members of a holding company system must meet the following: (i) the terms must be fair and equitable; (ii) charges or fees must be reasonable; and (iii) expenses incurred and payments received must be allocated on an equitable basis in conformity with customary insurance accounting practices consistently applied. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction.

Changes of Control

Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state, which filing must be accepted by such insurance department. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider a number of factors, which include the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control.

Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the outstanding voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.

As Lemonade Insurance Company is domiciled in New York, the insurance laws and regulations of New York would be applicable to any proposed acquisition of control of Lemonade Insurance Company. Under New York law, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and receives prior approval from the Commissioner of Financial Services. These regulations pertaining to an acquisition of control of an insurance company may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable. Such regulations may also inhibit our ability to acquire an insurance company should we wish to do so in the future.

Restrictions on Paying Dividends

We are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our subsidiaries. Applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare stockholder dividends. Applicable insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Under New York law, we may not declare or distribute any dividend to shareholders except out of earned surplus (as defined under New York law). Additionally, we may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by us during the preceding 12 months, exceeds the lesser of (a) ten percent of our surplus to customers as shown by our last statement on file with the Commissioner of Financial Services, or (b) one hundred percent of adjusted net investment income (as defined under New York law) during such period.

Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.

Investment Regulation

Lemonade Insurance Company is subject to New York laws which generally require diversification of our investment portfolios and limits on the amount of our investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.

Licensing of Our Employees and Adjusters

In certain states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and are not required to be licensed agents. As of December 31, 2020, 101 employees of

Lemonade Insurance Company were required to maintain and did maintain requisite licenses for these activities in most states in which we operate.

Enterprise Risk, Cybersecurity, and Other Recent Developments

The NAIC has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. Among other things, the NAIC’s model, when adopted, requires the ultimate controlling person of an insurance company to submit an annual enterprise risk management report that describes the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. In addition, in some states, including New York, any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer. The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction. More recently, the NAIC has developed model laws requiring annual reports concerning the nature of corporate governance within an insurance holding company.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”) to require domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member.

Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which require covered financial institutions, including Lemonade Insurance Company, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures that meet specific requirements. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Hampshire, Ohio, South Carolina, and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date. Lemonade Insurance Company takes steps to comply with financial industry cybersecurity regulations and believes it is materially compliant with their requirements.

California has recently enacted legislation restricting the use of automated systems to communicate with people online. California adopted a statute making it unlawful for any person to use a bot to communicate with another person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase or sale of goods or services in a commercial transaction. The statute provides that a person using a bot will not be liable under the statute if the person discloses that it is a bot. See “Risk Factors — Risks Relating to Our Business — New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.”

GDPR

The General Data Protection Regulation (E.U.) 2016/679 (the “GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the European Union. In addition, the GDPR may apply to our activities that involve the processing of personal data of individuals in the European Union to whom we offer our products or services. The GDPR could also apply to our business if we were to monitor the activities of individuals in the European Union. As we expand into Europe, the compliance obligations under the GDPR (as set out above) will become more significant. See “Risk Factors — Risks Relating to Our Business — We may face particular privacy, data security, and data protection risks as we continue to expand into Europe in connection with the GDPR and other data protection regulations.”

Federal and State Legislative and Regulatory Changes

The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act with the establishment of the FIO in the U.S. Department of the Treasury. Although the FIO has little actual regulatory power, it has the authority to monitor all aspects of the insurance sector and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (the “IAIS”). In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, and advises the secretary of the U.S. Department of the Treasury on important national and international insurance matters. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as “systemically significant” and therefore subject to regulation by the Federal Reserve as a bank holding company.

In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws, the Fair Credit Reporting Act (“FCRA”), and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.

Trade Practices

The manner in which insurance companies and insurance agents and brokers conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to, disseminating false information or advertising, unfair discrimination, rebating and false statements. Our regulated insurance subsidiary sets business conduct policies and provide training to make our employee-agents and other sales personnel aware of these prohibitions, and requires them to conduct their activities in compliance with these statutes.

Unfair Claims Practices

Generally, insurance companies, adjusting companies, and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. Our regulated insurance subsidiary sets business conduct policies to make claims adjusters aware of these prohibitions, and requires them to conduct their activities in compliance with these statutes.

Credit for Reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral. We ensure that all of Lemonade Insurance Company’s reinsurers qualify for Lemonade Insurance Company to be able to take full financial statement credit for its reinsurance.

Periodic Financial and Market Conduct Examinations

The insurance regulatory authority in the State of New York, Lemonade Insurance Company’s state of domicile, conducts on-site visits and examinations of the financial affairs and market conduct condition of Lemonade Insurance Company including its financial condition, its relationships and transactions with affiliates, and its dealings with customers, generally every three years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which Lemonade Insurance Company is licensed may also conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive, or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices, and to restrict or revoke licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents, and brokers found to be in violation of applicable laws and regulations.

Insolvency Funds and Associations, Mandatory Pools, and Insurance Facilities

Most states require admitted property and casualty insurance companies to become members of insolvency funds or associations which generally protect customers against the insolvency of the admitted insurance companies. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies through annual assessments. The annual assessments required in any one year will vary from state to state, and are subject to various maximum assessments per line of insurance.

Risk-Based Capital

Risk-based capital laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use risk-based capital to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. New York has adopted the model legislation promulgated by the NAIC pertaining to risk-based capital, and requires annual reporting by New York-domiciled insurers to confirm that the minimum amount of risk-based capital necessary for an insurer to support its overall business operations has been met. New York-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Failure to maintain risk-based capital at the required levels could adversely affect the ability of Lemonade Insurance Company to maintain the regulatory approvals necessary to conduct its business. As of December 31, 2020, Lemonade Insurance Company maintained a risk-based capital level of 561%.

IRIS Ratios

The NAIC Insurance Regulatory Information System (“IRIS”) is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The statistical phase highlights those insurers that merit the highest priority in the allocation of the state insurance regulators’ resources. The ratios are not, in themselves, indicative of adverse financial condition. The analytical phase is a review of the annual statements, financial ratios, and other automated solvency tools. An insurance company may fall out of the usual range for one or more ratios for any number of reasons. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. Our insurance company, Lemonade Insurance Company, had four unusual IRIS financial ratio results in 2018 and five in 2019; however, we have received no inquiries from its domestic insurance regulator regarding these results.

Statutory Accounting Principles

Statutory accounting principles (“SAP”) is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to customers. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our regulated insurance subsidiary may pay to us as dividends and differ somewhat from U.S. Generally Accepted Accounting Principles (“GAAP”), which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part on best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP. We cannot predict whether or when regulatory actions may be taken that could adversely affect us or the operations of our regulated insurance subsidiary. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive effect, particularly in areas such as accounting or reserve requirements.

Rate Regulation

Nearly all states have insurance laws requiring personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In many cases, such rating plans, policy forms, or both must be approved prior to use.

The speed with which an insurer can change rates in response to competition or increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use, or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Eighteen states, including California and New York, have prior approval laws. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.

An insurer’s ability to adjust its rates in response to competition or to changing costs is dependent on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meets the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.

From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. We expect this kind of pressure to persist. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding insurance rates.

European Regulation

Our European insurance entities consist of Lemonade Insurance N.V., Lemonade Agency B.V. and Lemonade B.V. Lemonade Insurance N.V. is a licensed non-life insurer established in the Netherlands and is subject to key financial rules and regulations including the European Directive 2009/138/EC (as amended, the “Solvency II Directive”); Commission Delegated Regulation (EU) 2015/35 (as amended, the “Delegated Regulation”, together with the Solvency II Directive referred to as the “Solvency II Regulations”); the implementing technical standards and regulatory technical standards issued by the European Insurance and Occupational Pensions Authority (“EIOPA”); the European Insurance Distribution Directive (Directive (EU) 2016/97, “IDD”); the Dutch Financial Supervision Act (Wet op het financieel toezicht, “DFSA”) and the lower rules and regulations promulgated thereunder; and national regulations, as well as local conduct of business requirements, in each of the jurisdictions in which it operates. Currently, the European Commission is preparing for a review of the Solvency II Directive. Lemonade Agency B.V. is currently seeking authorization to act as an authorized agent (gevolmachtigd agent). Upon obtaining its license, Lemonade Agency B.V. will be subject to the IDD, the DFSA and national regulations, as well as local business conduct requirements, in each of the jurisdictions in which it operates. Lemonade B.V. is an insurance holding company within the meaning of article 212 of the Solvency II Directive, as implemented in article 1:1 DFSA.

The Solvency II Regulations

The Solvency II Directive, as implemented in the DFSA and other national regulations, such as the German Insurance Supervisory Act (Versicherungsaufsichtsgesetz), prescribes uniform rules for insurers and their activities and services. More specifically, the Solvency II Directive provides rules and regulations relating to, inter alia, Lemonade Insurance N.V.’s authorization requirements (including the European “passport” regime), its minimum own funds and solvency and its governance. Governance requirements include the need to ensure sound business operations, implement mandatory key functions (being Actuarial, Compliance, Internal Audit and Risk) and requirements relating to Lemonade Insurance N.V.’s Management Board members, Supervisory Board Members and other key personnel. The Delegated Regulation is promulgated under the Solvency II Directive and provides detailed requirements relating to some of the Solvency II Directive’s broader requirements.

IDD and other conduct of business rules

The IDD provides a harmonized regime for insurance distribution activities. It regulates the way insurance products are designed and sold both by insurance intermediaries (e.g. Lemonade Agency B.V.) and directly by insurance undertakings (e.g. Lemonade Insurance N.V.). The rules and regulations set out in the IDD have been implemented in the DFSA. The provisions set out in the IDD mainly relate to standards of product disclosure, promotional materials and product governance and oversight. Local regulations and conduct of business rules implemented in each of the European member states in which both Lemonade Agency B.V. and Lemonade Insurance N.V. do business supplement the requirements set out in the IDD.

Financial and other Regulators

Lemonade Insurance N.V. is subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, “DNB”) as the supervisory authority of its home member state. In addition, it is subject to supervision by the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, “AFM”); and the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “BaFin”), as the supervisory authority of a host member state. The AFM is the regulator tasked with conduct supervision relating to Lemonade Insurance N.V.’s Dutch activities. BaFin is the competent regulator tasked with the supervision of Lemonade Insurance N.V.’s compliance with German regulations and conduct requirements, unless prudential (i.e. capital and solvency) requirements are concerned.

Lemonade Agency B.V. has applied for a license to act as an authorized agent with the AFM. Upon obtaining its license, Lemonade Agency B.V. will be subject to supervision by the AFM. Lemonade B.V. as parent and Lemonade Insurance N.V. as subsidiary is an E.U. sub-group within the meaning of Article 213(2)(b) of Solvency II, as implemented in article 3:285 (2) DFSA. Lemonade B.V. is subject to group supervision by DNB under the Solvency II Directive. The relevant EU supervisory body for insurers, EIOPA, has limited supervisory powers in the Netherlands, however it plays an important role in drafting and issuing technical standards and preparing guidance relating to various European directives and regulations. EIOPA aims to accomplish efficient and harmonized financial supervision across the European Union.

DNB and AFM employ a risk-based and proportionate approach to supervision, comprising a firm systemic framework, which focuses on the continuous assessment of how firms manage the risks they create and identifying the root causes of risk. DNB regularly pro-actively contacts insurers to discuss matters of strategy, day-to-day operations and the current (and expected future) financial standing of the undertaking, in order to assess what parts of a regulated undertaking (if any) could pose (systemic) risk. In addition, DNB monitors operations and business through monthly updates, the submission of Quantitative Reporting Templates, by reviewing annual reports, approving prospective Management Board and Supervisory Board members prior to their appointment and through scheduled and unannounced audits.

DNB also regulates the acquisition and increase of control over certain authorized firms, such as insurers. Under the DFSA, any person intending to acquire control of, or increase (or decrease) control over, an insurer must first obtain the consent of the DNB. In considering whether to grant or withhold its approval for the acquisition of control, DNB must be satisfied that the acquirer is a fit and proper person and that the interests of consumers would not be threatened by their acquisition of, or increase in, control. A person will be treated as increasing (or decreasing) their control over an insurer if the level of their percentage of (indirect) shareholding or voting power in the insurer crosses the 10, 20, 33, 50 percent or 100 percent threshold.

Enforcement

DNB and AFM expect firms to avoid actions that jeopardize compliance with their statutory objectives and applicable rules and regulations and have extensive powers to intervene in the affairs of a regulated firm. When DNB is concerned that an insurer may present a risk, this may lead to negative consequences, including the requirement to maintain a higher level of regulatory capital (via capital “add-ons” under the Solvency II Directive) to match the higher perceived risks and enforcement action where the risks identified breach applicable rules and regulations. In case of a breach of our license requirements or obligations arising from the applicable rules and regulations, although both DNB and AFM must apply the principle of proportionality in all of their actions, the regulators have a large amount of discretion in determining what measures to impose (if any) in order to address, remedy, or sanction the breach. DNB and the AFM have a large amount of enforcement tools at their disposal to sanction breaches of applicable rules and regulations, including (public) formal warnings, orders to adopt a certain course of conduct, incremental penalties, and administrative fines. In addition, breaches may lead to a revocation of an undertaking license and, in the case of insurers, where the breach relates to material prudential shortcomings, DNB may impose emergency measures (including the appointment of an administrator or the imposition of measures aimed at winding-up the undertaking).

Required Licensing

Our subsidiary Lemonade Insurance N.V. is licensed and supervised by the insurance supervision division of DNB as a Solvency II non-life insurance company. DNB, as the supervisory authority of its home member state, has permitted us to sell in other European countries, such as Germany, on a Freedom of Services basis. In general, in addition to continuing to meet the threshold conditions to authorization, Lemonade Insurance N.V. and Lemonade Agency B.V. are obliged to comply with European regulations, European directives (in as far as these directives have direct effect in the Netherlands or other European member states in which our subsidiaries do business), the DFSA and the lower regulations set out thereunder, and other national regulations, all of which contain detailed rules covering, among other things, systems and controls, conduct of business, and prudential (i.e. capital and solvency) requirements.

Corporate Information

We were incorporated in Delaware as a public benefit corporation in June 2015. Our offices are located 5 Crosby Street, 3rd Floor, New York, New York 10013. Our common stock is listed on the NYSE under the symbol “LMND.”

Available Information

Our internet website address is www.lemonade.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report, before deciding to invest in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business
We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 2015 and had an accumulated deficit of $320.6 million and $198.3 million as of December 31, 2020 and December 31, 2019, respectively. We incurred net losses of $122.3 million and $108.5 million in the years ended December 31, 2020 and December 31, 2019, respectively. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our user base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
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
Our ability to attract new customers and retain existing customers depends, in large part, on our ability to continue to be perceived as providing delightful and superior insurance-buying and claims- filing customer experiences, competitive pricing, and adequate insurance coverage. In order to maintain this perception, we may be required to incur significantly higher marketing expenses, costs related to improving our service, and lower margins in order to attract new customers and retain existing customers. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely affected.
There are many factors that could negatively affect our ability to grow our customer base, including if:
•we fail to effectively use search engines, social media platforms, digital app stores, content- based online advertising, and other online sources for generating traffic to our website and our online app;
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
The "Lemonade" brand may not become as widely known as incumbents' brands or the brand may become tarnished.
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
Our future growth and prospects depend on our ability to increase the premium per customer of our users, as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Currently, the large majority of our users are renters. In order to increase our premium per customer, we must increase the number of higher-priced customers, such as homeowners, and the proportion of higher-priced customers relative to lower-priced customers, such as renters. Our business model is premised on the expectation that a significant number of our users that are renters will continue to retain coverage with us as they move from being renters to homeowners. Currently, however, given our limited operating history, substantially all of our current homeowner users are new users who were not previously renters with us. The purchase of a home is a significant event in a person's life and we cannot provide assurances that we will succeed in retaining existing customers that are renters as they become homeowners. This may occur for a variety of factors. For example, at the time a renter purchases a home, he or she is exposed to a large number of service providers who have direct and personal access to that renter in a way that we do not. Those service providers may have, and share, their own views and preferences for homeowners insurance. Furthermore, given the expenditure involved in a home purchasing decision, differences in price between our insurance product and that of our competitors may appear less significant. In addition, there may even be a perception that a higher priced policy from a traditional brand name insurer may be of higher quality when coupled with the size and longevity of such traditional insurers. A failure to retain renters as they transition to homeowner status may materially adversely impact our future growth and prospects. Moreover, we also sell homeowner policies directly, or indirectly through independent insurance agencies, to customers who did not previously have a renters policy with us. To the extent we are unable to sell homeowner policies directly or via our insurance agency partners to new customers either now or in the future, our ability to increase our premium per customer would be negatively impacted, which could materially adversely impact our future growth and prospects.
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
•We have proportional reinsurance covering 75% of our business, pursuant to our Proportional Reinsurance Contracts. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance, which are achieved through the Non-Proportional Reinsurance Contracts. See "Business — Our Vertically-Integrated Platform — Reinsurance." False claims or higher than expected claims could cause reinsurers to charge higher rates, refuse to provide reinsurance or provide reinsurance on less favorable terms. While we have implemented control procedures to detect false claims, such procedures may not prevent such claims from being filed or prevent a sufficient number of them from being paid out.
The failure of our business model to function as intended could materially and adversely impact our financial condition and results of operations.
We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition.
Our Giveback is a cornerstone of our business model that, when coupled with our fixed fee, works to align our interests with those of our customers, which we believe builds trust, minimizes fraud, and keeps our costs down. If a state, federal authority or foreign jurisdiction was to find that the Giveback was a rebate rather than a charitable contribution, or impermissible on other grounds, we may not be able to donate the residual value of our customers' premiums to nonprofits in certain, or any, of the states or foreign jurisdictions in which we operate. If even one regulator were to disallow the Giveback, it could force us to abandon the Giveback in part or entirely, either of which could undermine the behavioral economics foundation on which our business model is based, which in turn could materially and adversely affect our brand, financial condition and results of operations.

Additionally, we could modify, reduce or eliminate the Giveback at our discretion for a variety of reasons. Lemonade Insurance Company's board of directors may determine the amount and distribution of the Giveback by taking into consideration various factors such as the current goodwill and reputation of the nonprofit selected by customers, the amount of funds available for distribution by each cohort, the reasonableness of such contribution, and general shareholders' interests, such as the proposed amount and distribution of the Giveback against factors like overall shareholder returns, our financial and operating performance, and our social responsibility and the benefits shareholders and their communities receive from proposed contributions. Before determining the amount of the Giveback, Lemonade Insurance Company's board of directors may also analyze the extent of our reinsurance coverage and management's expectations with respect to such reinsurance coverage for the upcoming fiscal year, particularly as it relates to the amount of capital and surplus required to continue to operate successfully. If after weighing any of these factors, Lemonade Insurance Company's board of directors were to reduce or eliminate the Giveback, our business model would be impacted, which, in turn, could materially and adversely affect our brand, financial condition and results of operations.
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
Our revenue grew from $22.5 million for the year ended December 31, 2018, to $67.3 million for the year ended December 31, 2019, to $94.4 million for the year ended December 31, 2020. Our total employees grew from 117 as of December 31, 2018, to 279 as of December 31, 2019, and to 567 as of December 31, 2020. In addition, from December 31, 2017 to December 31, 2020, we expanded from offering insurance in eight states to offering it in 37 states, including Washington, D.C. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers' insurance- buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
The renters and homeowners insurance market is highly competitive with carriers competing through product coverage, reputation, financial strength, advertising, price, customer service and distribution.
While we face limited direct competition from traditional insurance companies for first-time renters, we face significant competition from traditional insurance companies for homeowners. Competitors include companies such as Allstate, Farmers, Liberty Mutual, State Farm, and Travelers. These companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as auto, health and life, than we currently do. Our future growth will depend in large part on our ability to grow our homeowners insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer consumers the ability to purchase renters, homeowners and multiple other types of insurance coverage and "bundle" them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance, such as pet insurance, we could face intense competition from insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all.
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
We have proportional reinsurance covering 75% of our business. Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede," 75% of our premiums to our reinsurers. In exchange, these reinsurers pay us a "ceding commission" of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance. We have achieved this through the Non-Proportional Reinsurance Contracts. Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. Our Non-Proportional Reinsurance Contracts have a one-year term expiring June 30, 2021. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model. See "Business — Our Vertically-Integrated Platform — Reinsurance."
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
The unavailability of acceptable reinsurance cover would have an adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon our profitability until policy premium rates could be raised, in most cases subject to approval by state regulators, to offset this additional cost. Moreover, if adequate reinsurance cannot be obtained or maintained at reasonable rates, we may be unable to make contributions to the nonprofit organizations selected by our customers as part of our Giveback, which could erode customer trust, damage our brand, and have a material adverse effect on our financial condition and results of operations.
Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.
We must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The National Association of Insurance Commissioners ("NAIC") has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Moreover, as a new entrant to the insurance industry, we may face additional capital requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct its business. See "Regulation — Risk-Based Capital."
If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.
Our ability to attract and retain customers and therefore increase our revenue depends on our ability to successfully expand our product offerings. While we have historically concentrated our efforts exclusively on the renters and homeowners insurance market, in July 2020, we launched pet insurance, and we may in the future choose to enter, as underwriter or as agent, into additional vertical markets, such as auto and life insurance, in order to achieve our long-term growth goals. Our success in the renters and homeowners insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the renters, homeowners and pet insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.
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
On January 18, 2019, the New York Department of Financial Services ("NYDFS") issued a circular letter to insurers operating in New York expressing concerns about the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, the letter raises concerns about the potential for unfair discrimination and lack of consumer transparency associated with the use of external consumer data. The letter further imposes substantive requirements on insurers authorized to write life insurance in New York using external data sources. Among other things, the letter requires life insurers to independently confirm that the sources of external data do not collect or utilize prohibited criteria. In addition, life insurers must not use external data sources unless they can establish that the use of such data is not unfairly discriminatory. Our decision to enter into new vertical markets and offer life insurance products could also subject us to such substantive requirements in the future. Additionally, other state regulators may also issue regulations or pass legislation imposing similar requirements on insurance activities. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity of our pricing and underwriting processes. A determination by federal or state regulators that the data points we collect and the process we use for collecting this data unfairly discriminates against some groups of people could also subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our artificial intelligence and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
Additionally, existing laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.
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
Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our online app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our online app, our business and operating results are likely to suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers' use of ad-blocking software, our business and operating results could suffer.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and "aggregate value" of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on key distribution platforms, such as the Lemonade API, if the third party distribution platforms are unable to continue to distribute our insurance products pursuant to insurance law and regulations.
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
To the extent that our present capital is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, the availability of reinsurance, as well as market disruptions and other developments.
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
We currently offer our products through our website and online app using Amazon Web Services ("AWS") data centers, a provider of cloud infrastructure services. We rely on the internet and, accordingly, depend on the continuous, reliable and secure operation of internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged AWS service disruption affecting our website or online app for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website and online app. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon 30 days' notice (i) if we are in material breach of the agreement and the material breach remains uncured for a period of 30 days from receipt of notice of such breach, (ii) if AWS's relationship with a third-party partner who provides software or other technology AWS uses to provide the service offerings under the agreement expires, terminates or requires AWS to change the way it provides the software or other technology as part of the services it renders pursuant to the agreement, (iii) in order to comply with the law or requests of governmental entities, (iv) if our use of the service offerings under the agreement (w) pose a security risk to the service offerings or any third party under the agreement, (x) could adversely impact AWS's systems, the service offerings or the systems or content of any other AWS customer, (y) could subject AWS or its affiliates or any third party to liability, or (z) could be fraudulent, or (v) if we are in breach of the payment obligations pursuant to the agreement or we have ceased to operate in the ordinary course, made an assignment for the benefit of creditors or similar disposition of our assets, or become the subject of any bankruptcy, reorganization, liquidation, dissolution or similar proceeding. Termination of the AWS agreement may harm our ability to access data centers we need to host our website and online app or to do so on terms as favorable as those we have with AWS.
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
If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or our online app or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or our online app, or stop using our website or our online app entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers' information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our digital platform is not safe to use.
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
We are periodically subject to examinations by our primary state insurance regulator, which could result in adverse examination findings and necessitate remedial actions. In addition, insurance regulators of other states in which we are licensed to operate may also conduct examinations or other targeted investigations, which may also result in adverse examination findings and necessitate remedial actions.
As a New York State-domiciled insurance company, our primary insurance regulator responsible for our supervision and examination is the NYDFS. Periodically, the NYDFS performs examinations of insurance companies under its jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities. A financial condition examination by NYDFS which began on October 28, 2019 was completed on June 23, 2020, and the findings did not necessitate any significant or material remedial actions. These periodic examinations provide the NYDFS a significant opportunity to review and scrutinize our business. If, as a result of any examination, the NYDFS determines that our financial condition, capital resources, or other aspects of any of our operations are less than satisfactory, or that we are in violation of applicable laws or regulations, the NYDFS may require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action. We cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions, if any, resulting from any examination, or the associated costs of such remedial actions or regulatory scrutiny. In addition, insurance regulators of other states in which we are licensed to operate periodically conduct financial condition or market conduct examinations or other targeted investigations. We have been subject to, and may in the future be subject to, such examination and investigations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from these examinations or investigations could have a material adverse effect on our business, reputation, financial condition or results of operations.
We collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customers' privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.
Use of technology to offer insurance products involves the storage and transmission of information, including personal information, in relation to our staff, contractors, business partners and current, past or potential customers. Security breaches, including by hackers or insiders, could expose confidential information, which could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal or access our users' names, email addresses, physical addresses, phone numbers and other information that we collect when providing insurance quotes, and credit card or other payment information if a customer agrees to purchase insurance coverage from us. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers' information. Any of these incidents, or any other types of security or privacy related incidents, could result in an investigation by a competent regulator, resulting in a fine or penalty, or an order to implement specific compliance measures. It could also trigger claims by affected third parties. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information.

Any or all of the issues above could adversely affect our ability to attract new customers or retain existing customers, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, resulting in a material adverse effect to our business, results of operations and financial condition.
On June 28, 2018, California enacted a new privacy law known as the CCPA, which became effective January 1, 2020. The CCPA increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents' right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act or the federal Driver's Privacy Protection Act. The definition of "personal information" in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver's Privacy Protection Act or the California Financial Information Privacy Act exemption. Further, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation.
November 3, 2020, California enacted the California Privacy Rights Act (“CPRA”) expanding on existing rights under the CCPA and creating new consumer privacy rights for California residents, including rights to correct personal information. Further, the CPRA imposes additional obligations on businesses to implement data retention and minimization practices contractually limit the use of personal information by service providers and contractors, perform cybersecurity audits and risk assessments, and implement reasonable security. The CPRA also permits consumers to opt out of the sharing of personal information for use in behavioral advertising, which may impact our ability to market our products and services. The CPRA also establishes the California Privacy Protection Agency, which is the first data privacy regulator in the U.S., to enforce the CPRA. The CPRA strengthens some of the enforcement authority established under the CCPA and could result in increased enforcement actions and fines. Although the CPRA does not become effective until January 1, 2023, we may incur additional costs associated with compliance efforts leading up to the effective date.
Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. The effects of the CCPA and CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
As we continue to expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679 (the "GDPR") and other data protection regulations. Any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data (including by way of our algorithms). In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws and the GDPR, and the risk of litigation and regulatory enforcement actions. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically, including those imposed by the NYDFS. See "Business - Regulation."
Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy- related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of artificial intelligence) and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect to our reputation, business and operating results.
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
By processing certain personal injury data on behalf of our clients, we may be subject to specific compliance obligations under privacy and data security-related laws specific to the protection of healthcare information. Although we may be subject to the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, and related state laws, we do not have a process in place to assess or align our privacy and security practices specifically against requirements for protecting medical information.
We may face particular privacy, data security, and data protection risks as we continue to expand into Europe in connection with the GDPR and other data protection regulations.
The GDPR applies to the processing of personal data by our business in the context of our establishments in the European Union. In addition, all portions of our business established outside the European Union may be required to comply with the requirements of the GDPR with respect to the offering of products or services to individuals in the European Union. The GDPR could also apply to our establishments of business outside the European Union if we were to monitor the activities of individuals in the European Union or become established in the European Union. The GDPR increases the maximum level of fines for the most serious compliance failures to the greater of four percent of annual worldwide turnover or €20,000,000.
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
•In relation to the transparency principle, the GDPR requires us to provide individuals in the European Union whose personal data we process ("data subjects") with certain information regarding the processing of their personal data by us, and we have an E.U. privacy policy, which can be found at https://www.lemonade.com/de/en/privacy-policy (with respect to Germany), https://www.lemonade.com/nl/en/privacy-policy (with respect to the Netherlands) and http://www.lemonade.com/fr/en/privacy-policy (with respect to France);
•The GDPR requires us to maintain internal records of our processing activities and to make those records available to regulators on demand;
•The GDPR requires us to include certain mandatory terms in our agreements with third parties that process personal data subject to the GDPR on our behalf ("Processors") and we are in the process of entering into compliant data processing terms with each of our Processors. If third parties with whom we work were to violate their obligations under the GDPR, and/or under their agreements with us, such violation could potentially have an adverse impact on our business;
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
•The GDPR prohibits automated decision making, i.e. a decision evaluating a data subject's personal aspects based solely on automated processing that produces legal effects or other significant effects for that data subject, except where such decision making is necessary for entering into or performing a contract or is based on the data subject's explicit consent. There is not yet any clear precedent as to whether use of artificial intelligence to make insurance offers to individuals will be considered necessary even though it is integral to our business model. If our automated decision making processes cannot meet this necessity threshold, we cannot use these processes with E.U. data subjects unless we obtain their explicit consent. Relying on consent to conduct this type of processing holds its own risks because consent must be considered freely given (commentators argue that seeking consent by tying it to a service may be problematic) and consent can be withdrawn by a data subject at any time. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to use our artificial intelligence models, that may decrease our operational efficiency and result in an increase to the costs of operating our business. Automated decision making also attracts a higher regulatory burden under the GDPR, which requires the existence of such automated decision making be disclosed to the data subject including a meaningful explanation of the logic used in such decision making, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision; and
•The GDPR also places limits on the profiling of individuals, i.e. processing of personal data to evaluate certain personal aspects, like analyzing or predicting aspects of a person's economic situation, health, personal preferences, location, etc. There is a lack of clarity on when we can rely on consent from the data subject to conduct profiling, or when we can rely on our legitimate business interests to do so. In the latter case, it is unclear what kind of opt-out mechanism would be required to achieve GDPR compliance. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to engage in profiling, that may decrease our operational efficiency and result in an increase to the costs of operating our business.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Economic Area (“EEA”) and the United Kingdom, which have recently been subject to judicial scrutiny. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme.

While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In respect of the GDPR’s obligations, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.
In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the "e-Privacy Directive") governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the European Union. The ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation, which is still under development and is expected to replace current national laws that implement the ePrivacy Directive. As agreement of the final text of ePrivacy Regulation has been significantly delayed, various E.U. Data Protection Authorities have published guidance clarifying that opt-in consent is now required in respect of cookies used for marketing and in most cases analytics (the position on the use of first-party cookies for analytics is not clear) and Data Protection Authorities are beginning to enforce these rules. The decline of cookies or other tracking technologies as a means to identify and target potential purchases may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.
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
Starting on January 1, 2021 (when the transitional period following the United Kingdom's ("UK") departure from the European Union ("Brexit") is currently scheduled to expire, unless that transition period is extended by mutual agreement), we will have to comply with the GDPR and the UK GDPR (i.e. the GDPR as implemented into UK law) if we offer services to UK users, monitor their behavior or are established in the United Kingdom. Failure to comply with the UK GDPR can result in fines up to the greater of £17 million (approximately $20 million), or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example, what the role of the Information Commissioner's Office will be following the end of the transitional period. In addition, it is likely that documentation will need to be put in place between UK entities and entities in European member states to ensure adequate safeguards are in place for data transfers, which may mean that our business incurs additional costs with respect to transfers of personal data between the European Union and the UK. We may find it necessary or advantageous to join industry bodies, or self-regulatory organizations, that impose stricter compliance requirements than those set out in applicable laws, including the GDPR. We may also be bound by contractual restrictions that prevent us from participating in data processing activities that would otherwise be permissible under applicable laws, including the GDPR. Such strategic choices may impact our ability to exploit data, and may have an adverse impact on our business.

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
Our success depends upon the continued service of Daniel Schreiber, our co-founder, Chief Executive Officer and a member of our board of directors, and Shai Wininger, our co-founder, President, Chief Operating Officer and a member of our board of directors (collectively with Mr. Schreiber, our "Co-Founders"), and senior management team, highly-specialized insurance experts and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of either of our Co-Founders or any other member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.
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
Our Co-Founders and some of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2020, we had 195 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip), and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Any hostilities involving Israel could adversely affect our operations and results of operations. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations.
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
We enter into assignment of invention agreements with employees and contractors, pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us. Under the Israeli Patent Law, 5727-1967 (the "Israel Patent Law"), inventions conceived by an employee or a person deemed to be an employee during and in consequence of their employment are regarded as "service inventions," which belong to the employer, absent a specific agreement between employee and employer giving the employee service invention rights. In the case of a service invention, employees and former employees may petition the Israeli Compensation and Royalties Committee established under the Israel Patent Law to determine whether they are entitled to remuneration for their service inventions. The Israeli Compensation and Royalties Committee and the Supreme Court have held that employees may be entitled to remuneration for their service inventions despite having waived such rights, resulting in uncertainty under Israeli law with respect to the efficacy of waivers of service invention rights. Although our contractors and employees have agreed to assign to us service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former contractors or employees, or be forced to litigate such claims, which could negatively affect our business.
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
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses ("LAE") and other costs. If we do not accurately assess the risks that we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise prices. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, results of operations and financial condition.
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
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our customers' losses with reasonable accuracy.
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
Approximately 58% of our gross written premium for the year ended December 31, 2020 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as COVID-19, and cause material losses in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new products.
Because our products are highly-advanced and require rigorous testing and regulatory approvals, development cycles can be complex. Moreover, development projects can be technically challenging and expensive, and may be delayed or defeated by the inability to obtain licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product's development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ artificial intelligence to collect data points, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damage amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time- consuming and costly to defend and may divert management's attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition. See "Business — Legal Proceedings."
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

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.
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
We may not be able to utilize a portion of our net operating loss carryforwards ("NOLs") to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flows.
As of December 31, 2020, we had gross accumulated federal NOLs for tax purposes of $272.1 million, which can be offset against our future taxable income. Of these federal NOLs, $35.5 million in losses will begin to expire in

2035 and $236.6 million in losses can be carried forward indefinitely. As of December 31, 2020, the Company has gross accumulated state and local losses for tax purposes of $528.3 million which will begin to expire in 2029.
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an "ownership change" (very generally defined as a greater than 50% change, by value, in the corporation's equity ownership by certain shareholders or groups of shareholders over a rolling three- year period), the corporation's ability to use its pre- ownership change NOLs to offset its post- ownership change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of December 31, 2020, we were licensed in 42 states of the United States and operate in 37 of those states, including Washington, D.C., which are home to approximately 90% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.
In addition to growing our domestic business, we have started expanding our presence internationally, particularly in Europe. We currently hold a pan-European license, which allows us to sell in 31 countries across Europe, and commenced operating in Germany on June 11, 2019, in the Netherlands on April 2, 2020, and in France on December 8, 2020. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
As of December 31, 2020, we were licensed in 42 states of the United States and operate in 37 of those states, including Washington, D.C. We also hold a pan-European license, which allows us to sell in 31 countries across Europe, and commenced operating in Germany on June 11, 2019, in the Netherlands on April 2, 2020, and in France on December 8, 2020.
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

We are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to renew or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments and capital, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, such as auto, or life insurance, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statute may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents.
Such laws, rules and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners insurance rates and coverage forms, or which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act ("FCRA"). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified.
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
Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to seizure of assets. Any such events could adversely affect our business, results of operations or financial condition. See "Regulation — Required Licensing."
In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. New York, among other states, imposes significant restrictions on a company's ability to materially reduce its exposures or to withdraw from certain lines of business. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane-related losses.

Further, federal, state and/or local government actions to address the impact of COVID-19 may adversely affect us. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and customers, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators have issued orders, and may issue additional orders, requiring insurers to issue premium refunds and offer deferred payment options, and regulators in other states could take similar actions or renew such actions that have expired. Many insurers, including us, have voluntarily provided, and may further provide, deferred payment options to customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.
Our European insurance entities, Lemonade Insurance N.V., Lemonade Agency B.V. and Lemonade B.V., are subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, "DNB") as the supervisory authority of its home member state, the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, "AFM"), and the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, "BaFin") as the supervisory authority of a host member state. DNB and AFM expect firms to avoid actions that jeopardize compliance with their statutory objectives and applicable rules and regulations and have extensive powers to intervene in the affairs of a regulated firm. When DNB is concerned that an insurer may present a risk, this may lead to negative consequences, including the requirement to maintain a higher level of regulatory capital (via capital "add-ons" under the Solvency II Directive) to match the higher perceived risks and enforcement action where the risks identified breach applicable rules and regulations. In the case of a breach of our license requirements or obligations arising from the applicable rules and regulations, we may be subject to the DNB and the AFM's sanctions, including (public) formal warnings, orders to adopt a certain course of conduct, incremental penalties and administrative fines, revocation of an undertaking license and, in the case of insurers, where the breach relates to material prudential shortcomings, emergency measures (including the appointment of an administrator or the imposition of measures aimed at winding-up the undertaking). Any such events could adversely affect our business, results of operations or financial condition. See "Business - Regulation - European Regulation."
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer's holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the "NAIC Amendments"). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. New York State, our main domiciliary state for our insurance subsidiary, includes a form of the enterprise risk report requirement.
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the "ORSA Model Act"). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system's Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report ("ORSA"). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer's current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. While New York has not formally passed the ORSA requirement, it has implemented a form "F" filing requirement that is the initial response to the ORSA Model Act. We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act, or any other regulatory requirements may have on our business, financial condition or results of operations. See "Business - Regulation."

The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which requires covered financial institutions, including Lemonade Insurance Company, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, indiana, Louisiana, Maryland, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations. See "Business - Regulation — Enterprise Risk, Cybersecurity, and Other Recent Developments".
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
In addition, in December 2019, COVID-19 was reported to have surfaced in Wuhan, China and was subsequently recognized as a pandemic by the World Health Organization. Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, could impact our operations if our employees are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. The pandemic has caused an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. This could result in an increase in fraudulent claims or a decrease in apartment rentals or home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, uncertainty around its duration and ultimate impact persists; therefore, any negative impact on our overall financial and operating results cannot be reasonably estimated at this time.
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
We use data, technology and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from Insurance Services Office, Inc. ("ISO"), and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should ISO refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.
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
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers' credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.
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
Recorded claim reserves, including case reserves and incurred but not reported ("IBNR") claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods or requiring the availability of multiple limits. Regulatory requirements and economic conditions are also considered.
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
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders' equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing customers.
Our insurance subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
Our insurance subsidiary is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of the State of New York. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiary to report its results of risk-based capital calculations to the NYDFS and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company's total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC's risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2020, our risk-based capital ratio was 561%.
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
Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do. See "Business - Regulation — Risk-Based Capital."
We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.
The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of a guaranty fund is to protect customers by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition and results of operations. See "Business - Regulation — Insolvency Funds and Associations, Mandatory Pools, and Insurance Facilities."
Our ability to compete in the property and casualty insurance industry and our ability to expand our business is partially dependent on us maintaining our Demotech, Inc. rating, and may be negatively affected by the fact that we do not have a rating from A.M. Best.
Our insurance subsidiary company currently has a Financial Stability Rating ("FSR") of 'A' Exceptional from Demotech, Inc., a financial analysis firm that provides FSRs as well as consulting services for property and casualty insurance companies and title underwriters. Demotech, Inc. provides financial stability ratings to insurance companies of all sizes. When providing a rating, Demotech, Inc. evaluates total assets, liabilities, revenues and expenses, working capital, administrative expenses, net income, surplus, receivables, amount of business written, industry focus and business model, among others. Below is Demotech, Inc.'s rating scale:
•A" (A Double Prime), Unsurpassed: 100% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•A' (A Prime), Unsurpassed: 99% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
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
Our primary market risk exposures are to changes in interest rates and equity prices. See Part II Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer's payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.
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
As a public benefit corporation, we are required to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders' pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our amended and restated certificate of incorporation (the “Amended Charter”). There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.
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
Our business model and brand could be harmed if we were to lose our certification as a Certified B Corp or if state or federal regulators impede or otherwise delay or restrict our ability to make charitable contributions. Certified B Corp status is a certification that requires us to consider the impact of our decisions on our workers, customers, suppliers, community and the environment. We believe that Certified B Corp status has allowed us to build credibility and trust among our customers. Whether due to our choice or our failure to meet B Lab's certification requirements, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by Certified B Corp. Likewise, our reputation could be harmed if our publicly reported B Corp score declines and there is a perception that we are no longer committed to the Certified B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab's values. See "Business — Certified B Corp Status."
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
Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders' interests, but also the company's specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.
As a public benefit corporation, we are less attractive as a takeover target than a traditional company would be and, therefore, your ability to realize your investment through an acquisition may be limited. Under Delaware law, a public benefit corporation cannot merge or consolidate with another entity if, as a result of such merger or consolidation, the surviving entity's charter "does not contain the identical provisions identifying the public benefit or public benefits," unless the transaction receives approval from two-thirds of the target public benefit corporation's outstanding voting shares. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with shareholder value, and shareholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that board of directors of public benefit corporations consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.
Our directors have a fiduciary duty to consider not only our stockholders' interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders' interests, but also the company's specific public benefit and the interests of other stakeholders affected by the company's actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.
As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.
Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of the company's outstanding shares) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact our management's ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.

Risks Relating to Ownership of Our Common Stock
A joint investment committee consisting of our Co-Founders and an executive of SoftBank will have sole voting and dispositive control over the shares owned by the entities affiliated with SoftBank Group Corp. This joint investment committee further concentrates voting power with our Co-Founders, which could limit your ability to influence the outcome of important transactions, including a change in control.
As of March 8, 2021, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 19.6% of our outstanding common stock, corresponding to 19.6% of the total voting rights in our Company. SoftBank Group Capital Limited has delegated all of its investment and voting power with respect to the shares of Lemonade that it owns to a three-member joint investment committee consisting of our Co-Founders and an executive of SoftBank, and which shall act unanimously. As a result, each of our Co-Founders will have an effective veto over the voting and dispositive decisions related to our shares held by SoftBank Group Capital Limited. Our Co-Founders' membership in the joint investment committee will increase our Co-Founders' significant influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our Amended Charter or to our Amended Bylaws, and other extraordinary transactions. In addition, a deadlock among the committee members could hinder the voting of SoftBank Group Capital Limited's shares on any given corporate action. Our Co-Founders, individually or together, may have interests that differ from yours and may influence the joint investment committee to vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the public offering price.
The trading price of our common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this "Risk Factors" section and included elsewhere in this document may have a significant impact on the market price of our common stock:
•the occurrence of severe weather conditions and other catastrophes;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our board of directors or senior management, including the departure of either of our Co-Founders;
•additional sales of our common stock by us, our directors, executive officers, principal shareholders, or our Co-Founders;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our common stock;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance- linked investments;
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
•short selling activities
•changes in accounting standards, policies, guidance, interpretations or principles; and
•threatened or actual litigation or government investigations.
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Amended Charter and our Amended Bylaws, as well as provisions of the Delaware General Corporation Law (the "DGCL"), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
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
•directors will only be able to be removed for cause;
•certain amendments to our Amended Charter will require the approval of two-thirds of the then outstanding voting power of our capital stock;
•our Amended Bylaws will provide that the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;
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
Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner's consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror's plans for the future operations of the domestic insurer and any anti- competitive results that may arise from the consummation of the acquisition of control. Lemonade Insurance Company is domiciled in New York and per the applicable laws and regulations of New York, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval from the Commissioner of Financial Services. Under New York insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Lemonade, Inc., including through transactions that some or all of the stockholders might consider to be desirable. See also "Business - Regulation — Changes of Control."
Our Amended Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.
Our Amended Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Amended Charter related to choice of forum. The choice of forum provision in our Amended Charter may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Amended
Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.
The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:
•be required to have only two years of audited financial statements and only two years of related selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•be exempt from the requirement that critical audit matters be discussed in its independent auditor's reports on its audited financial statements or any other requirements that may be adopted by the PCAOB unless the SEC determines that the application of such requirements to emerging growth companies is in the public interest;
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•be exempt from the "say on pay," "say on frequency," and "say on golden parachute" advisory vote requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"); and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act.
We currently intend to take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. We could be an emerging growth company for up to five years. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.
We are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as our personnel.
In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our control over financial reproting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company”, as defined in the JOBS Act, and we become an accelerated or large accelerated filer although, as described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of our initial public offering of common stock (the “IPO”).
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further enhance our internal control environment. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SE or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance subsidiary's ability to pay dividends to us is restricted by law.
We are a holding company that transacts a majority of our business through operating subsidiaries. Our ability to meet our operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiary to pay dividends to us.
Payments of dividends by our insurance subsidiary is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. The limitations are based on income and surplus determined in accordance with statutory accounting principles, not GAAP. In addition, our insurance subsidiary could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. Our insurance subsidiary may also face competitive pressures in the future to maintain insurance financial stability or strength ratings. These restrictions and other regulatory requirements would affect the ability of our insurance subsidiary to make dividend payments and we may not receive dividends in the amounts necessary to meet our obligations. See "Business - Regulation — Restrictions on Paying Dividends."
We do not currently expect to pay any cash dividends.
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), liquidity, cash requirements, financial condition, retained earnings and collateral and capital requirements, general business conditions, contractual restrictions, legal, tax and regulatory limitations, the effect of a dividend or dividends upon our financial strength ratings, and other factors that our board of directors deems relevant. See "Dividends."
Because we are a holding company and all of our business is conducted through our subsidiaries, dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any of our future debt or preferred equity securities or our subsidiaries. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of shares of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.
General Risks

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

An active, liquid trading market for our common stock may not be sustained, which may cause our common stock to trade at a discount from the public offering price and make it difficult for you to sell the common stock you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market on the NYSE or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common stock that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below the public offering price, and you may not be able to sell your shares of our common stock at or above the price you paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets, or our competitors. We cannot provide any assurance that analysts will continue to cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company does not own any real property. Our principal office is located at 5 Crosby Street, 3rd Floor, New York, New York 10013 where we lease approximately 33,750 square feet of office space under a lease agreement that terminates in November 2022.

The Company leases additional office space in Scottsdale, Arizona, Israel, and Amsterdam, Netherlands to support our operations both in the U.S. and Europe. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings

The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Daniel Schreiber	50	Co-Founder, Chief Executive Officer, Chairman and Director
Shai Wininger	46	Co-Founder, President, Chief Operating Officer, Secretary and Director
Tim Bixby	56	Chief Financial Officer
John Peters	49	Chief Insurance Officer
Jorge Espinel	49	Chief Business Development Officer
Directors
Joel Cutler (1)(2)	62	Director
Michael Eisenberg (2)(3)	49	Director
G. Thompson Hutton (1)(3)	65	Director
Mwashuma Nyatta	40	Director
Haim Sadger (2)	64	Director
Caryn Seidman-Becker (1)(3)	48	Director
(1)        Member of the audit committee
(2)        Member of the compensation committee
(3)        Member of the nominating and corporate governance committee

The following is a brief biography of each of our executive officers and directors:

Daniel Schreiber has served as our Co-Founder, Chief Executive Officer, and Chairman of our board of directors since our founding in June 2015. Prior to co-founding Lemonade in 2015, Mr. Schreiber served as President and a member of the board of directors of Powermat Technologies Ltd., a wireless charging solutions and technology company, from 2011 to 2015. From 2003 to 2011, he served as Senior Vice President of Marketing and Vice President of Marketing and Business Development at SanDisk and M-Systems (which was acquired by SanDisk in 2006), respectively. In 1997, Mr. Schreiber co-founded and acted as the Chief Executive Officer of Alchemedia Inc., an internet security software company acquired by Finjan Software in 2002. Prior to that, Mr. Schreiber practiced corporate commercial law at Herzog, Fox & Neeman, and was a member of the Israeli Bar Association. He holds a Bachelor of Laws with First Class Honors from King’s College London. We believe Mr. Schreiber is qualified to serve on our board of directors due to his perspective and experience from serving as a Co-Founder and Chief Executive Officer, as well as his experience leading technology companies.

Shai Wininger has served in various roles, including as our Co-Founder, President, Secretary, Treasurer, Chief Operating Officer, Chief Technology Officer, and a member of our board of directors, since our founding in June 2015. Prior to co-founding Lemonade in 2015, Mr. Wininger founded Fiverr Ltd. in 2009, and as the Chief Technology Officer, managed the engineering, design, and product departments. Prior to 2010, Mr. Wininger served in senior management capacities for companies including: from 2005 to 2010, Mobideo Aerospace, an industrial grade analytics and control platform; from 2003 to 2005, Handsmart Software, a mobile licensing platform for content driven, mobile apps; and from 1999 to 2003, Trimus Inc., a virtual reality web browser. Mr. Wininger also served as a resident faculty member of Computer Graphics at The Neri Bloomfield Academy of Design and Education from 2002 to 2007 in Haifa, Israel. We believe Mr. Wininger is qualified to serve on our board of directors due to his visionary perspective, technical acumen, and experience in founding technology companies.

Tim Bixby has served as our Chief Financial Officer since June 2017. Since February 2021, he has served as a director and as chair of the audit committee of the board of directors of Rent the Runway, a leading
e-commerce fashion rental and resale business. Prior to joining Lemonade, Mr. Bixby served as Chief Financial Officer of Shutterstock, Inc., a digital content licensing marketplace, from 2011 to 2015. From 1999 to 2011 he served as the Chief Financial Officer, President, and a member of the board of directors of LivePerson, Inc., a provider of cloud mobile and online business messaging solutions. He holds a Bachelor of Arts in Mathematics from Dartmouth College and a Master of Business Administration from Harvard Business School.

John Peters has served as our Chief Insurance Officer since September 2016. Prior to joining Lemonade, during the period from 2011 to 2016, he served as the Executive Vice President of Commercial Insurance Operations and the Chief Underwriting and Product Officer, Regional Companies Group for Liberty Mutual Insurance in Boston. Mr. Peters also spent ten years at McKinsey & Company’s global property-casualty insurance practice, serving in various roles including partner. He holds a Bachelor of Arts in Mathematics and German from Bowdoin College and is a former fellow of the Casualty Actuarial Society.

Jorge Espinel has served as our Chief Business Development Officer since October 2018. Prior to joining Lemonade, from 2013 to 2018, he served as the Vice President of Global Business Development at Spotify. Mr. Espinel also spent 2009 to 2013 at News Corporation’s Digital Media Group, now 21st Century Fox, serving as the Executive Vice President of Corporate Strategy and Development. From 2008 to 2009, Mr. Espinel served as an investment partner with Fuse Capital, formerly Velocity Interactive Group. In addition, Mr. Espinel served as the Vice President of Corporate Strategy and Mergers and Acquisitions at America Online from 2002 to 2007. He holds a Bachelor of Science in Economics and a Bachelor of Arts in International Relations, magna cum laude, from University of Pennsylvania’s The Wharton School and the College of Arts and Sciences.

Joel Cutler has served as a member of our board of directors since November 2016. Mr. Cutler is the Co-Founder of and a Managing Director at General Catalyst Partners, which he joined in April 2000. In addition to his role on our board of directors, Mr. Cutler serves as a member of the board of directors of several private companies and nonprofit organizations. He holds a Bachelor of Arts in Government and Economics from Colby College and a Juris Doctor from Boston College Law School. We believe Mr. Cutler is qualified to serve on our board of directors due to his experience in a wide range of industries, his leadership experience at a venture capital firm, and his service as a director at numerous companies.

Michael Eisenberg has served as a member of our board of directors since July 2015. Mr. Eisenberg is a Partner at Aleph, an early stage venture capital fund that invests in Israeli entrepreneurs, which he joined in July 2013. In addition to his role on our board of directors, Mr. Eisenberg serves as a member of the board of several private companies. He holds a Bachelor of Arts in Political Science from Yeshiva University. We believe Mr. Eisenberg is qualified to serve on our board of directors due to his technology investment experience and his service as a director at numerous companies.

G. Thompson (Tom) Hutton has served as a member of our board of directors since August 2016. In addition to his role on our board of directors, Mr. Hutton also serves as a member of the board of several private companies, including Social Finance, Inc., Slice Labs, Zen Drive and XL Innovate. Previously, he has served as a member of the board of directors of public companies including Safeco, XL Group, and Montpelier Re, where he chaired the audit committee. Mr. Hutton is the Managing Partner at Thompson Hutton, LLC, a venture capital investment firm based in California. He also acted as the interim Chief Executive Officer for Social Finance, Inc. from 2017 to 2018, and as start-up Chief Executive Officer for Risk Management Solutions (RMS) from 1990 to

2000. He holds a Bachelor of Arts in Economics with Honors and a Master of Science in Mechanical Engineering from Stanford University, as well as a Master of Business Administration with Distinction from Harvard Business School. We believe Mr. Hutton is qualified to serve on our board of directors due to his investment experience, his insurance knowledge, and his service as a director at numerous companies.

Mwashuma (Shu) Nyatta has served as a member of our board of directors since November 2018. In addition to his role on our board of directors, Mr. Nyatta also serves as SoftBank’s representative on a number of boards of companies across multiple industries, including technology, communications, and financial services. Mr. Nyatta is a Managing Partner at SoftBank Group International, where he oversees investments in a broad range of companies. Prior to that, he served as Vice President at J.P. Morgan from 2011 to 2015. Mr. Nyatta has passed the Series 63 Uniform Securities Agent State Law Exam and the Series 79 Investment Banking Representative Exam, both administered by FINRA. He holds a Bachelor of Arts in Economics from Harvard College, as well as a Master of Science in Anthropology with Distinction from Oxford University, where he was a Rhodes Scholar. We believe Mr. Nyatta is qualified to serve on our board of directors due to his experience in the finance field and his service as a director at numerous companies.

Haim Sadger has been a member of our board of directors since July 2015. In addition to his role on our board of directors, Mr. Sadger also serves as a member of the board of various private companies, including Kaminario, EKO, C-B4, Indeni, Pyramid, Skyline, Oribi, Capitolis, Nous Machine Learning, Salt Security, Deep AI Technologies, and RUN AI Labs. Mr. Sadger is a Managing Partner and Managing Director at S Capital L.P., and serves in managing capacities in various Sequoia Capital Israel entities. He holds a Bachelor of Science in Electrical Engineering from the Technion — Israel Institute of Technology. We believe Mr. Sadger is qualified to serve on our board of directors due to his investment experience and his service as a director at numerous companies.

Caryn Seidman-Becker has been a member of our board of directors since July 2018. Ms. Seidman-Becker is the Chairman and Chief Executive Officer of CLEAR, having led the acquisition and relaunch of the company in 2010. From 2002 to 2009, she was the Managing Partner of Arience Capital, where she built an asset management firm with $1.5 billion assets under management. Ms. Seidman-Becker has also served as a member of the board of directors and as a member of the audit committee of CME Group, Inc., a public financial market company. She holds a Bachelor of Science in Political Science from the University of Michigan. We believe Ms. Seidman-Becker is qualified to serve on our board of directors due to the strategic and operational insights she has gained from her experience serving as Chairman and CEO and leading an asset management firm.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock are listed and traded on the New York Stock Exchange (trading symbol: LMND).
Holders
As of March 8, 2021, there were approximately 42 holders of record of the Company’s common stock.
Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment on our common shares since July 2, 2020 (first day of trading) through December 31, 2020 to the cumulative total return of Nasdaq Composite Stock Index (“Nasdaq Index’) and the Nasdaq Insurance Index (“Nasdaq Insurance Index”). The graph assumes that $100 was invested on July 2, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

	July 2, 2020	December 31, 2020
Lemonade, Inc.	$100.00	$ 422.41
Nasdaq Composite Index	$100.00	$ 123.77
Nasdaq Insurance Index	$100.00	$ 123.27

The foregoing performance graph and data shall not be deemed “filed” as part of this Form 10-K for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such filing.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus for our public offering of common stock dated as of January 13, 2021 and filed with the SEC pursuant to Rule 424(b)(4).
Overview
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
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. In a departure from the traditional insurance model, where profits can literally depend on the weather, we typically retain a fixed fee, currently 25% of premiums, and our gross margin are expected to change little in good years and in bad. At Lemonade, excess claims are generally offloaded to reinsurers, while excess premiums are usually donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. See “Business - Our Business Model” and “Business - Our Product Offerings - Giveback Feature”
Lemonade’s cocktail of delightful experience, aligned values, and great prices enjoys broad appeal, while over indexing on younger and first time buyers of insurance. As these customers progress through predictable lifecycle events, their insurance needs normally grow to encompass more and higher-value products: renters regularly acquire more property and frequently upgrade to successively larger homes; home buying often coincides with a growing household and a corresponding need for life or pet insurance, and so forth. These progressions can trigger orders-of-magnitude jumps in insurance premiums.
The result is a business with highly-recurring and naturally-growing revenue streams; a level of automation that we believe delights consumers while collapsing costs; and an architecture that generates and employs data to price and underwrite risk with ever-greater precision to the benefit of our company, our customers and their chosen nonprofits.
Since our launch in late 2016, our gross written premium ("GWP") grew from $9 million in 2017, to $47 million in 2018, to $116 million in 2019, and to $214 million for the year ended December 31, 2020. Our net losses per dollar of GWP dropped from over $3 in 2017 to under $1 in 2020. Our revenue was $2 million, $23 million, $67 million, and $94 million in 2017, 2018, 2019 and 2020, respectively, and our net losses were $28 million, $53 million, $109 million and $122 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics."

In parallel to this growth of top line and increasing efficiencies, our gross loss ratio declined steadily from 79% in 2019 to 71% for the year ended December 31, 2020. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics."
Initial Public Offering and Follow-on Offering
On July 7, 2020, we completed our initial public offering of common stock, or IPO, which resulted in the issuance and sale of 12,650,000 shares of common stock at the IPO price of $29.00, including the exercise of the underwriters’ option to purchase additional shares, and generated net proceeds of $335.6 million after deducting underwriting discounts and other offering costs.

On January 14, 2021, we completed a follow-on offering of common stock, which resulted in the issuance and sale of 3,300,000 shares of common stock by us and 1,524,314 shares of common stock by certain selling shareholders, and generated net proceeds to us of $525.2 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million after deducting underwriting discounts.
Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
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
•Our systems are entirely cloud based and accessible to our teams from any browser anywhere in the world. Customers' phone calls are routed to our team's laptops, and answered and logged from wherever they happen to be. Internal communication has been via Slack and Zoom since our founding. The upshot is that while we all enjoy each other's company, our teams are able to access systems, support customers and collaborate with each other from anywhere, much as they did before the pandemic.
•Our customers' experience with Lemonade is likewise largely unaffected by the turmoil, as AI Maya and AI Jim chat with customers, wherever they may be, without triggering concerns about social distancing.

This resilience is reflected in our results. As of December 31, 2020, our in force premium, or IFP, was about 87% higher than it was on December 31, 2019 and each marketing dollar spent during the year ended December 31, 2020 generated 88% more IFP than the equivalent spend did during the year ended December 31, 2019. For information regarding how we calculate IFP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium.”
Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there remains uncertainty around its duration and ultimate impact, and the related financial impact on our business could change and cannot be accurately predicted at this time. See "Risk Factors — Risks Relating to Our Industry — Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition."

Our Opportunities, Challenges and Risks

There are a number of significant opportunities for us to continue the growth of our business. These opportunities include leveraging our existing customer base, to attract new customers to our platform, retaining existing customers and growing their premium per customer as their insurance needs expand over time, and expanding into new geographies using our unique business model, brand, team, and technology that enables rapid and efficient growth. Additionally, we plan to vertically expand and introduce new and innovative products that we expect will enable us to serve a greater proportion of our customers’ needs. For more information on our growth strategies, see the section titled “Business — Growth Opportunities.”

While we believe there are material opportunities for growth, we also face a number of challenges and risks in implementing these growth strategies. Our ability to attract and retain customers depends on maintaining and strengthening our brand of providing delightful and superior customer experiences and competitive pricing. In particular, we are challenged by traditional insurers who have more diverse product offerings and longer established operating histories. These competitors can mimic certain aspects of our digital platform and offerings and as they have more types of insurance products, can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.

In order to increase our premium per customer, we must increase the number of higher-priced customers, such as homeowners, and the proportion of higher-priced customers relative to lower-priced customers, such as renters. In doing so, we may encounter greater business risk. Many homeowners may be exposed to a large number of service providers who have more direct and personal access to them. Similarly, there may be a perception that a higher priced policy from a traditional insurer may be of higher quality given their size and longevity. To expand into new geographies, we face risks of not being able to obtain necessary licensing or other regulatory approvals in such states or countries. As we expand operations outside the United States, we also face varying cultural norms and customs, additional regulatory, legal and compliance standards and requirements, and additional required investments in both regulatory approvals and marketing channels. A key risk associated with introducing new products is that we may not develop a deep enough understanding of the new markets and associated business challenges, and thus may incur substantial investments of time and resources and fail to penetrate these markets successfully. For more information on challenges we face, see the section titled “Risk Factors — Risks Relating to Our Business.”

As we continue to expand our business domestically and internationally, a number of relevant economic and industry-wide factors present challenges and risks. The intense competition in the segments of the insurance industry in which we operate presents risks that we may not be able to differentiate ourselves through product coverage, reputation, financial strength and pricing. The cyclical nature of the insurance business also affects our operating results, and industry-wide negative conditions such as a decline in policies sold, an increase in the frequency of claims or an increase in the frequency of false or overstated claims may impact our business. Additionally, many U.S. states are increasingly adopting more stringent cybersecurity and data privacy regulations, which may present challenges for our company and the industry as it continues to expand digital operations. Global economic conditions may also impact our operations, including fluctuations in foreign currency exchange rates due to normal market volatility, or due to significant external events such as Brexit, the trade war with China and other countries, and the COVID-19 pandemic.

Reinsurance
We obtain reinsurance to help manage our exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured, see "Risk Factors - Risks Relating to Our Business” and “Risks Relating to Our Industry.”

As a result, reinsurance does not eliminate the obligation of our insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, each of which could have a material effect on our results of operations and financial condition. Furthermore, reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business.

We have proportional reinsurance covering 75% of our business. Under the proportional reinsurance contracts, which cover all of our products and geographies, we transfer, or “cede,” 75% of our premium to our reinsurers (“Proportional Reinsurance Contracts”). In exchange, these reinsurers pay us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross profit margin, from the volatility of claims, while boosting our capital efficiency dramatically. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance. We have achieved this through the non-proportional reinsurance contracts (“Non-Proportional Reinsurance Contracts”). Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. Our Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.
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
Ceded Written Premium
Ceded written premium is the amount of gross written premium ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premium is impacted by the level of our gross written premium and any decision we make to increase or decrease limits, retention levels and co-participation. Our ceded written premium can also be impacted significantly in certain periods due to changes in reinsurance agreements. In periods where we start or stop ceding a large volume of our premium, ceded written premium may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends.

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
Expense
Loss and Loss Adjustment Expense ("LAE"), Net
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
We expect to incur incremental general and administrative costs to support our global operational growth and enhancements to support our reporting and planning functions.
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

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See "— Non-GAAP Financial Measures" for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.
The following table sets forth these metrics as of and for the periods presented:

	Year Ended December 31,
	2020	2019
	($ in millions, except Premium per customer)
Customers (end of period)	1,000,802	643,118
In force premium (end of period)	$213.0	$113.8
Premium per customer (end of period)	$213	$177
Total revenue	$94.4	$67.3
Gross earned premium	$158.7	$75.5
Gross profit	$24.8	$11.7
Adjusted gross profit	$31.2	$13.1
Net loss	$(122.3)	$(108.5)
Adjusted EBITDA	$(97.9)	$(106.4)
Gross profit margin	26%	17%
Adjusted gross profit margin	33%	19%
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	17%
Gross loss ratio	71%	79%
Net loss ratio	71%	72%

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
In Force Premium
We define in force premium ("IFP") as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects less than 1% of IFP.
The annualized value of premiums is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. IFP is not a forecast of future revenues nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of IFP is useful to analysts and investors because it captures the impact of growth in customers and premium per customer at the end of each reported period, without adjusting for known or projected policy updates, cancellations, rescissions and non-renewals. See "Factors and Trends Affecting our Operating Results.” We use IFP because we believe it gives our management useful insight into the total reach of our platform by showing all in force policies underwritten and placed by us. Other companies, including companies in our industry, may calculate IFP differently or not at all, which reduces the usefulness of IFP as a tool for comparison.
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
We use this operating metric as we believe it gives our management and other users of our financial information useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. See ‘‘— Components of Our Results of Operations — Revenue — Gross Earned Premium.’’
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
Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:
•Gross profit, excluding net investment income, plus
•Employee-related costs, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue)
See "— Non-GAAP Financial Measures" for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income and other transactions that we consider to be unique in nature. See "— Non-GAAP Financial Measures" for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
Gross Profit Margin
We define gross profit margin, expressed as percentage, as the ratio of gross profit to total revenue.
Adjusted Gross Profit Margin
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue. See "— Non-GAAP Financial Measures."

Ratio of Adjusted Gross Profit to Gross Earned Premium
We define Ratio of Adjusted Gross Profit to Gross Earned Premium, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to gross earned premium. Our Ratio of Adjusted Gross Profit to Gross Earned Premium provides management with useful insight into our operating performance. See ‘‘— Non-GAAP Financial Measures.’’
Gross Loss Ratio
We define gross loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense to gross earned premium.
Net Loss Ratio
We define net loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense, less amounts ceded to reinsurers, to net earned premium.

Results of Operations
The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2020	2019	Change	% Change
	($ in millions)
Revenue
Net earned premium	$77.3	$63.8	$13.5	21%
Ceding commission income	15.3	—	15.3	N/A
Net investment income	1.5	3.4	(1.9)	(56)%
Commission and other income	0.3	0.1	0.2	200%
Total revenue	94.4	67.3	27.1	40%
Expense
Loss and loss adjustment expense, net	54.7	45.8	8.9	19%
Other insurance expense	14.4	9.6	4.8	50%
Sales and marketing	80.4	88.5	(8.1)	(9)%
Technology development	19.4	9.8	9.6	98%
General and administrative	46.3	21.5	24.8	115%
Total expense	215.2	175.2	40.0	23%
Loss before income taxes	(120.8)	(107.9)	(12.9)	12%
Income tax expense	1.5	0.6	0.9	150%
Net loss	$(122.3)	$(108.5)	$(13.8)	13%

Comparison of the Years Ended December 31, 2020 and 2019
Net Earned Premium
Net earned premium increased $13.5 million, or 21%, to $77.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the earning of increased gross written premium, partially offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under “Reinsurance.”

	Years Ended December 31,
	2020	2019	Change	% Change
	($ in millions)
Gross written premium	$214.4	$115.8	$98.6	85%
Ceded written premium	(171.7)	(11.2)	(160.5)	1,433%
Net written premium	$42.7	$104.6	$(61.9)	(59)%
Gross written premium increased $98.6 million, or 85%, to $214.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a 56% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. Since December 31, 2019, we began writing policies in 10 additional U.S. states, launched a pet health insurance product in the U.S., and further expanded internationally into the Netherlands and France. We also saw a 20% increase in premiums per customer year over year due to the continued shift in the mix of underlying products toward higher value policies.

Ceded written premium increased $160.5 million, or 1,433%, to $171.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. On July 1, 2020, we entered into Proportional Reinsurance Contracts where we cede 75% of our written premium to our reinsurers and cover all of our products and geographies. Under the new agreements, premium was ceded both on new policies written or renewed on July 1, 2020 and subsequent, as well as a portion of the unearned premium reserve of $86.9 million as of June 30, 2020.
Net written premium decreased $61.9 million, or 59%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to the $160.5 million, or 1,433%, increase in ceded written premium offset by the increase in gross written premium for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 51.3% for the year ended December 31, 2020, as compared to 15.5% for the year ended December 31, 2019 primarily due to the new Proportional Reinsurance Contracts.

	Years Ended December 31,
	2020	2019	Change	% Change
	($ in millions)
Gross earned premium	$158.7	$75.5	$83.2	110%
Ceded earned premium	(81.4)	(11.7)	(69.7)	596%
Net earned premium	$77.3	$63.8	$13.5	21%

Ceding Commission Income
Ceding commission income of $15.3 million was recognized for the year ended December 31, 2020 on earned premium ceded to third-party reinsurers during the period.

Net Investment Income
Net investment income decreased $1.9 million, or 56%, to $1.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior year period. We mainly invest in cash, money market funds, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income of $0.3 million was recognized for the year ended December 31, 2020 based on premium placed with third-party insurance companies during the period and installment fees billed.

Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $8.9 million, or 19%, to $54.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to increased claims in line with premium volume growth, partially offset by the change in reinsurance structure.
Other Insurance Expense
Other insurance expense increased $4.8 million, or 50%, to $14.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Employee-related expense, including stock based compensation, increased by $1.7 million, or 71%, as compared to the year ended December 31, 2019, driven by an increase in underwriting staff to support our continued growth. Credit card processing fees increased $1.5 million, or 52%, as a result of the increase in customers and associated premium and professional fees, and others increased by $1.0 million, or 43%, primarily in support of growth and expansion initiatives during the year ended December 31, 2020. Amortization of deferred acquisition costs, net of ceding commissions, increased $0.6 million, or 29%, in line with earned premium growth.

Sales and Marketing
Sales and marketing expenses decreased $8.1 million, or 9%, to $80.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to expense related to brand and performance advertising, the largest component of our sales and marketing expenses, which decreased by $18.0 million, or 24%, as a result of more efficient spending on search advertising and other customer acquisition channels. This decrease was partially offset by employee-related expense, including stock based compensation, which increased $8.6 million, or 110%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets and a $1.3 million, or 36%, increase in project based contractors expense, marketing tools and software to assist our internal teams with strategic initiatives.
Technology Development
Technology development expenses increased $9.6 million, or 98%, to $19.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Employee-related expense, including stock based compensation, net of capitalized costs for the development of internal-use software, increased $9.0 million, or 127%, as compared to the year ended December 31, 2019, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.9 million, or 90%. Project based contractors decreased by $0.3 million, or 100%.
General and Administrative
General and administrative expenses increased $24.8 million, or 115%, to $46.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. In February 2020, the Company recorded a $12.2 million non-cash expense in connection with a contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 19 — Related Party Transactions in the Notes to Consolidated Financial Statements). Employee related expense, including stock-based compensation, increased by $6.4 million, or 94%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $4.8 million, or 1,600%. Bad debt expense increased by $1.3 million, or 144%.
Income Tax Expense
Income tax expense increased $0.9 million, or 150%, to $1.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.

Non-GAAP Financial Measures
The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, operating revenue, adjusted EBITDA, adjusted gross profit, adjusted gross profit margin and adjusted EBITDA margin should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as total revenue excluding net investment income and less other costs of sales, including net loss and loss adjustment expense, the amortization of deferred acquisition costs and credit card processing fees. We define adjusted gross profit margin, expressed as a percentage, as the ratio of adjusted gross profit to operating revenue. We believe that adjusted gross profit and adjusted gross profit margin are helpful measures of the amount of variable contribution to our business from insurance operations.
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross margin for the periods presented:

	Year Ended December 31,
	2020	2019
	($ in millions)
Total revenue	$94.4	$67.3
Adjustments:
Loss and loss adjustment expense, net	(54.7)	(45.8)
Other insurance expense	(14.4)	(9.6)
Depreciation and amortization	(0.5)	(0.2)
Gross profit	$24.8	$11.7
Gross profit margin (% of total revenue)	26%	17%
Adjustments:
Net investment income	$(1.5)	$(3.4)
Employee-related costs	4.1	2.6
Professional fees and other	3.3	2.0
Depreciation and amortization	0.5	0.2
Adjusted gross profit	$31.2	$13.1
Adjusted gross profit margin (% of total revenue)	33%	19%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Year Ended December 31,
	2020	2019
	($ in millions)
Numerator: Adjusted gross profit	$31.2	$13.1
Denominator: Gross earned premium	$158.7	$75.5
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	17%
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, and net investment income. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We define adjusted EBITDA margin, expressed as a percentage, as the ratio of adjusted EBITDA to operating revenue. We use adjusted EBITDA and adjusted EBITDA margin as internal performance measures in the management of our operations because we believe they give our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA and adjusted EBITDA margin should not be viewed as substitutes for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA and adjusted EBITDA margin differently.

The following table provides a reconciliation of adjusted EBITDA to net loss and the related adjusted EBITDA margin for the periods presented.

	Year Ended December 31,
	2020	2019
	($ in millions)
Net loss	$(122.3)	$(108.5)
Adjustments:
Income tax expense	1.5	0.6
Depreciation and amortization	1.7	0.6
Stock-based compensation	10.6	4.3
Contribution to the Lemonade Foundation	12.2	—
Interest income	(0.1)	—
Net investment income	(1.5)	(3.4)
Adjusted EBITDA	$(97.9)	$(106.4)

Liquidity and Capital Resources
As of December 31, 2020, we had $570.8 million in cash and cash equivalents. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.2 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes.

We believe our cash and cash equivalents as of December 31, 2020, together with the $639.8 million in net proceeds, after underwriting discounts and other offering costs from our follow-on offering, will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
We are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders, meet payment obligations and pay taxes and operating expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of December 31, 2020, cash and short-term investments held by these companies was $108.8 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder's surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer's assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2020, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,
	2020	2019
	($ in millions)
Net cash used in operating activities	$(91.7)	$(78.1)
Net cash provided by (used in) investing activities	$50.1	$(54.0)
Net cash provided by financing activities	$341.1	$300.1
Operating Activities
Cash used in operating activities was $91.7 million for the year ended December 31, 2020. This reflected the $13.8 million increase in our net loss, including the $12.2 million one-time non-cash share contribution expense, partially offset by increases in funds held for reinsurance treaties, unearned premium, unpaid losses and loss adjustment expenses and deferred ceding commission included in other liabilities that outpaced the increases in premiums receivable, prepaid reinsurance premiums and amounts expected to be recovered from our reinsurance partners.

Cash used in operating activities was $78.1 million for year ended December 31, 2019. This reflected the $55.6 million increase in our net loss, partially offset by increases in unearned premium, unpaid losses and loss adjustment expenses and accrued and other liabilities that outpaced the increases in premiums receivable and amounts expected to be recovered from our reinsurance partners.

Investing Activities
Cash provided by investing activities was $50.1 million for the year ended December 31, 2020 primarily due to the proceeds from sales or maturities in excess of purchases of short-term investments.

Cash used in investing activities was $54.0 million for the year ended December 31, 2019 primarily due to the purchases of short-term investments and U.S. government obligations in excess of proceeds from the sale or maturity of fixed income securities.
Financing Activities
Cash provided by financing activities was $341.1 million for the year ended December 31, 2020 primarily due to proceeds received from our IPO.
Cash provided by financing activities was $300.1 million for the year ended December 31, 2019, which consisted almost exclusively of proceeds from the issuance of preferred stock, net of issuance costs.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $578.0 million in cash and investment securities available at December 31, 2020. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	($ in millions)
Unpaid losses and loss adjustment expense(1)	$46.3	$34.8	$10.7	$0.8	$—
Operating lease commitments	19.8	4.8	7.8	5.7	1.5
Total	$66.1	$39.6	$18.5	$6.5	$1.5
___________
(1)The reserve for losses and loss adjustment expenses represent management's estimate of the ultimate cost of settling losses. As more fully discussed in "— Critical Accounting Policies and Estimates — Unpaid loss and loss adjustment expenses", the estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2020 and do not include any allowance for claims for future events within the time period specified. Accordingly, we expect that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

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
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 4 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Unpaid loss and loss adjustment expense
The reserves for loss and LAE represent management's best estimate of the ultimate cost of all reported and unreported losses and LAE incurred through the balance sheet date. Unpaid losses and LAE are based on the assumption that past developments are an appropriate indicator of future events. The incurred but not reported portion of unpaid losses and LAE is based on past experience and other factors.
The estimate of the unpaid loss and loss adjustment expense relies on several key judgments:
•the determination of the actuarial models used as the basis for these estimates;
•the relative weights given to these models;
•the underlying assumptions used in these models; and
•the determination of the appropriate groupings of similar product lines and, in some cases, the disaggregation of dissimilar losses.
Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves.
For property coverage, the nature of claims is generally a short reporting period with volatility arising from occasional severe events. The process for estimating and recording unpaid losses and LAE is dependent on historical reported claims, industry information, the frequency and latency of claims reported, and assumptions of current environmental factors.

The following tables summarize our gross and net reserves for unpaid loss and LAE as of December 31, 2020 and 2019, respectively:

	December 31, 2020
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$24.0	52%	$4.9	49%
IBNR	22.3	48%	5.1	51%
Total reserves	$46.3	100%	$10.0	100%

	December 31, 2019
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$11.8	42%	$5.8	60%
IBNR	16.4	58%	3.9	40%
Total reserves	$28.2	100%	$9.7	100%
We have assessed the impact of potential reserve deviations from our carried reserve at December 31, 2020. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. Due to our contractual arrangements with our reinsurers, the sensitivity analysis results in no change to our previous income or stockholders' equity.
The amount by which estimated losses differ from those originally reported for a period is known as "Development."
Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved, or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.

The following tables summarize our Gross Ultimate Losses and LAE, and Net Ultimate Losses and LAE as of December 31, 2020 and 2019, respectively.

Gross Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2020	2019	2019 to 2020
2017	$5.1	$5.1	$—
2018	23.0	24.9	(1.9)
2019	58.6	62.9	(4.3)
2020	119.6	N/A	N/A
			$(6.2)

Net Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2020	2019	2019 to 2020
2017	$1.7	$1.7	$—
2018	13.4	13.5	(0.1)
2019	46.0	46.0	—
2020	53.5	N/A	N/A
			$(0.1)
Reinsurance assets
The estimation of reinsurance recoverable involves a significant amount of judgment. Reinsurance assets include reinsurance recoverable on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties. This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;
•the financial condition of a reinsurer (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction); and
•the collectability of the reinsurance recovery for factors such as, amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.
Income tax assets and liabilities, including recoverability of our net deferred tax asset

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.
We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize NOLs, foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and company-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization.

On December 22, 2017, the President of the United States signed into law the Tax Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. We evaluated all available information and made reasonable estimates of the impact of tax reform to substantially all components of our net deferred tax assets as of December 31, 2017. We finalized our accounting for the Tax Act during 2018 with no significant impact to earnings or deferred taxes.
Stock-based compensation
We account for stock-based compensation in accordance with ASC Topic 718, "Compensation — Stock Compensation." Stock options are mainly awarded to employees and members of our board of directors and measured at fair value at each grant date. We calculate the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for share options is generally four years. We recognize forfeitures as they occur.
The fair value of common stock underlying the options was historically determined by our board of directors, with input from management, and considered third party valuations of our common stock. Because there was no public market for our common stock prior to the IPO, our board of directors determined its fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method ("OPM") and the Probability Weighted Expected Return Method ("PWERM") subject to relevant facts and circumstances for the year ended December 31, 2019.
See Note 16 to our audited consolidated financial statements appearing elsewhere in this Annual Report for a complete description of the accounting for stock-based awards.
Recently Issued and Adopted Accounting Pronouncements
See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
Election Under the Jumpstart Our Business Startups Act of 2012
The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk, and the primary components of market risk affecting the Company are interest rate risk and credit risk on investments in fixed maturities. The Company does not have equity price risk or exposure to commodity risk. There were no invested assets denominated in foreign currencies.

Overview

The Company’s investment portfolio is primarily fixed income securities issued by the U.S. government and government agencies with relatively short durations. The investment portfolio is managed in accordance with the investment policies and guidelines approved by the board of directors. The Company’s investment policy and objectives provide a balance between current yield, conservation of capital, and liquidity requirements of the Company’s operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. The policy, which may change from time to time, and is approved by the board of directors and reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2020, this change would not have a material effect on the fair value of our investments as of that date.

Credit Risk

We are also exposed to credit risk on our investment portfolio. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2020 and 2019, none of our fixed maturity portfolio was unrated or rated below investment grade.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lemonade, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP We have served as the Company's auditor since 2015.
New York, New York
March 8, 2021

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $6.4 million and $5.8 million as of December 31, 2020 and 2019 )	$6.6	$5.9
Short-term investments	—	54.7
Total investments	6.6	60.6
Cash, cash equivalents and restricted cash	571.4	270.3
Premium receivable, net of allowance for doubtful accounts of $0.5 million and $0.2 million as of December 31, 2020 and 2019	86.1	54.1
Reinsurance recoverable	49.0	20.3
Prepaid reinsurance premium	91.3	1.0
Deferred acquisition costs	3.5	1.8
Property and equipment, net	5.7	3.1
Intangible assets	0.6	0.6
Other assets	14.5	2.5
Total assets	$828.7	$414.3
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Unpaid losses and loss adjustment expenses	$46.3	$28.2
Unearned premium	123.8	68.0
Trade payables	1.4	0.7
Funds held for reinsurance treaties	62.1	—
Other liabilities and accrued expenses	54.1	19.7
Total liabilities	287.7	116.6
Commitments and contingencies (Note 20)
Convertible preferred stock (Series Seed, A, B, C, and D), $0.00001 par value; no shares issued, authorized and outstanding as of December 31, 2020; 31,557,107 shares authorized, issued and outstanding as of December 31, 2019; aggregate liquidation preference of $0.0 million and $480.8 million on as of December 31, 2020 and 2019, respectively	—	480.2
Stockholders' equity (deficit):
Common stock, $0.00001 par value, 200,000,000 shares and 52,000,000 shares authorized as of December 31, 2020 and 2019 , respectively; 56,774,294 shares and 11,784,765 shares issued and 56,774,294 shares and 11,271,228 shares outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	859.8	15.7
Accumulated deficit	(320.6)	(198.3)
Accumulated other comprehensive income	1.8	0.1
Total stockholders' equity (deficit)	541.0	(182.5)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$828.7	$414.3
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue
Net earned premium	$77.3	$63.8	$21.2
Ceding commission income	15.3	—	—
Net investment income	1.5	3.4	1.3
Commission and other income	0.3	0.1	—
Total revenue	94.4	67.3	22.5

Expense
Loss and loss adjustment expense, net	54.7	45.8	15.2
Other insurance expense	14.4	9.6	4.2
Sales and marketing	80.4	88.5	41.7
Technology development	19.4	9.8	4.7
General and administrative	46.3	21.5	9.3
Total expense	215.2	175.2	75.1
Loss before income taxes	(120.8)	(107.9)	(52.6)
Income tax expense	1.5	0.6	0.3
Net loss	$(122.3)	$(108.5)	$(52.9)
Other comprehensive income, net of tax
Unrealized gain on investments	0.1	0.1	—
Foreign currency translation adjustment	1.6	—	$—
Comprehensive loss	$(120.6)	$(108.4)	$(52.9)

Per share data:
Net loss per share attributable to common stockholders — basic and diluted	$(3.63)	$(9.75)	$(4.84)

Weighted average common shares outstanding — basic and diluted	33,654,828	11,124,397	10,931,776
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	15,671,730	$60.4	10,887,059	$—	$8.5	$(36.9)	$—	$(28.4)
Issuance of Series C Preferred stock, net of issuance costs of $0.2 million	8,700,224	119.8	—	—	—	—	—	—
Exercise of stock options	—	—	34,125	—	—	—	—	—
Repayment of partial recourse loan	—	—	62,500	—	0.1	—	—	0.1
Exercise of Series A Preferred stock warrants	73,601	0.6	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.1	—	—	2.1
Net loss	—	—	—	—	—	(52.9)	—	(52.9)
Balance as of December 31, 2018	24,445,555	180.8	10,983,684	—	10.7	(89.8)	—	(79.1)
Issuance of Series C Preferred stock, net of issuance costs of $0.0 million	3,622	—	—	—	—	—	—	—
Issuance of Series D Preferred stock, net of issuance costs of $0.6 million	7,107,930	299.4	—	—	—	—	—	—
Repayment of partial recourse loan	—	—	105,487	—	0.2	—	—	0.2
Exercise of stock options	—	—	182,057	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Net loss	—	—	—	—	—	(108.5)	—	(108.5)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(31,557,107)	(480.2)	31,557,107	—	480.2	—	—	480.2
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $31.3 million	—	—	12,650,000	—	338.0	—	—	338.0
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Release of shares upon repayment	—	—	513,537		1.3			1.3
Exercise of stock options	—	—	282,422	—	1.8	—	—	1.8
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net loss	—	—	—	—	—	(122.3)	—	(122.3)
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(122.3)	$(108.5)	$(52.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1.7	0.6	0.1
Stock-based compensation	10.6	4.3	2.1
Change in fair value of warrant liability	—	—	0.2
Amortization of discount on bonds	(0.4)	(0.5)	—
Provision for bad debt	2.2	0.9	—
Common shares contribution to Lemonade Foundation	12.2	—	—
Unrealized loss on money market funds	0.1	—	—
Changes in operating assets and liabilities:
Premium receivable	(34.2)	(29.1)	(20.0)
Reinsurance recoverable	(28.7)	(8.5)	(8.9)
Prepaid reinsurance premium	(90.3)	0.5	(0.8)
Deferred acquisition costs	(1.7)	(1.2)	(0.5)
Other assets	(12.0)	(1.1)	(0.4)
Unpaid losses and loss adjustment expenses	18.1	15.1	11.0
Unearned premium	55.8	40.3	21.4
Trade payables	0.7	(0.8)	0.2
Funds held for reinsurance treaties	62.1	—	—
Other liabilities and accrued expenses	34.4	9.9	7.7
Net cash used in operating activities	(91.7)	(78.1)	(40.8)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	70.0	21.0	20.9
Proceeds from bonds sold or matured	2.3	1.0	—
Cost of short-term investments acquired	(14.9)	(69.2)	(13.8)
Cost of bonds acquired	(2.9)	(3.5)	—
Purchases of property and equipment	(4.4)	(2.7)	(0.7)
Purchases of intangible assets	—	(0.6)	—
Net cash provided by (used in) investing activities	50.1	(54.0)	6.4
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount and offering costs	338.0	—	—
Proceeds from release of shares upon repayment	1.3	—	—
Issuance of Preferred stock, net	—	299.4	119.8
Proceeds from stock exercises	1.8	0.7	0.1
Net cash provided by financing activities	341.1	300.1	119.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.6	(0.1)	—
Net increase in cash, cash equivalents and restricted cash	301.1	167.9	85.5
Cash, cash equivalents and restricted cash at beginning of year	270.3	102.4	16.9
Cash, cash equivalents and restricted cash at end of year	$571.4	$270.3	$102.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.6	$0.5	$0.2
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the "Company"), all of which are wholly-owned, directly or indirectly, by Lemonade, Inc. The Company consists of the following entities, which support Lemonade, Inc.'s U.S. and E.U. operations: (1) Lemonade Insurance Company, an insurance corporation organized under New York law; this company issues insurance policies and pays claims; it is licensed and regulated as a stock property and casualty insurance company in New York and in all other states where the Company's insurance products are available; (2) Lemonade Insurance Agency, LLC, a limited liability company organized under New York law; this company is licensed as an insurance agent in New York and in all other states where the Company's insurance products are available and it acts as the distribution and marketing agent for Lemonade Insurance Company and provides certain underwriting and claims services, and receives a fixed percentage of premium for doing so; it also acts as agent for other insurance companies in distributing their insurance, for which it receives various percentages of premium; (3) Lemonade Ltd., a company organized under the laws of Israel; this company provides technology, research and development, management, marketing and other services to the companies in the group, charged on a "cost plus" basis; (4) Lemonade Insurance N.V., a public limited company organized under the laws of the Netherlands; (5) Lemonade Agency B.V., a Netherlands private limited liability company, (6) Lemonade B.V., a Netherlands private limited liability company; and (7) Lemonade Life Insurance Agency, LLC, a limited liability company organized under the laws of Delaware; this company acts as the distribution and marketing agent for the sale and servicing of life insurance products.
2. Basis of Presentation
The Company presents its financial statements on a consolidated basis including all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All foreign currency amounts in the statements of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the balance sheet have been translated using the spot rate at the end of the year. All figures expressed, except share amounts, are represented in U.S. dollars in millions.

Risks and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the year ended December 31, 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations and workforce.
3. Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company's consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, the fair values of investments, valuation allowance on deferred tax assets and the valuation of stock-based compensation.

4. Summary of Significant Accounting Policies
Segment information
The Company's chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. The Company operates in one reporting segment within the United States and Europe, providing insurance products to customers through various sales channels.
Cash, cash equivalents and restricted cash
The following represents the Company's cash, cash equivalents and restricted cash as of December 31, 2020 and 2019, ($ in millions).

	December 31,
	2020	2019
Cash and cash equivalents	$570.8	$270.0
Restricted cash	0.6	0.3
Total cash, cash equivalents and restricted cash	$571.4	$270.3
Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company's restricted cash relates to security deposits for office leases in Israel. The carrying value of restricted cash approximates fair value.
Investments
Investments consist of bonds and short-term investments. The Company considers all of its marketable bonds as available-for-sale. Bonds consist of securities with an initial fixed maturity of more than one year. Bonds are principally carried at fair value. Unrealized gains and losses related to bonds are included in accumulated other comprehensive income as a separate component of stockholders' equity (deficit). The discount or premium on bonds is amortized using the effective yield method. Short-term investments, which may include commercial paper, certificates of deposit, and fixed maturity investments with an initial maturity of one year or less, are carried at amortized cost, which approximates fair value.
The fair value of bonds is principally derived from market price data for identical assets from exchange or dealer markets and from market observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals. For certain bonds for which market prices are not readily available, market values are principally estimated using values obtained from independent pricing services, broker quotes and internal estimates.
Realized gains or losses on the sale of investments are determined on the basis of specific identification. In addition, where declines in the fair value of securities below cost or amortized cost were considered to be an other-than-temporary impairment ("OTTI"), a realized loss would be recorded for the difference between cost or amortized cost and estimated fair value of such securities. Estimates of fair value are subjective and actual realizations will be dependent upon future events.
The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security's decline in value is performed in its functional currency.
Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include:
•the extent and length of time the fair value has been below cost;
•the reasons for the decline in value; the financial position and access to capital of the issuer, including the current and future impact of any specific events; for structured securities, the adequacy of the expected cash flows; and

•for fixed maturities, the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.
If management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then any other-than-temporary impairment identified is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an OTTI is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.
For debt securities in an unrealized loss position as of the end of each period which meet the criteria for evaluation, the Company develops a best estimate of the present value of expected cash flows to determine if it will recover all amounts due according to the contractual terms of the security in effect at the date of acquisition. If the Company determines that it will not recover all amounts due according to the contractual terms of the debt security as of the date of acquisition, the Company records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the current amortized cost basis of the security.
In developing the expected recovery analysis for debt securities, the Company reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.
If a loss is recognized from a sale subsequent to a balance sheet date pursuant to changes in circumstances, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.
Interest income, as well as prepayment fees and the amortization of the related premium or discount, is reported in net investment income. In periods subsequent to the recognition of OTTI loss for bonds, the Company generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security based on the amount and timing of estimated future cash flows.
Fair value of financial instruments
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management's determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the Company. Unobservable inputs are the reporting entity's own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, the Company considers whether the market for a particular security is "active" or not based on all the relevant facts and circumstances.
To determine the fair value of its investments, the Company utilizes third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates and other market observable information, as applicable. The valuation models consider, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector and, when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

As a basis for considering such assumptions, a three-tier value hierarchy is used in management's determination of fair value based on the reliability and observability of inputs as follows:
Level 1 — Valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis;
Level 2 — Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs;
Level 3 — Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset or liability. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, the Company considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company's fair value measurements include investments, preferred stock warrants and stock options.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such balances.
Premium receivable
Premium receivable is reported net of an allowance for estimated uncollectible premium amounts. Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. The Company recorded an allowance for doubtful accounts of $0.5 million and $0.2 million as of December 31, 2020 and 2019, respectively.
Reinsurance
Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the Company from its obligations to policyholders. Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”) and prepaid reinsurance premium, is reported as assets. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company currently has no allowance for uncollectible reinsurance recoverable.
Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net loss and loss adjustment expense (“LAE”) incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.
Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contract.

The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

Prepaid reinsurance premiums represents the unearned portion of premiums ceded to reinsurers. Funds held under reinsurance treaties represent amounts retained by the Company on behalf of the reinsurer based on terms of the reinsurance agreements.
Deferred acquisition costs
Direct acquisition expenses, which primarily consist of premium taxes, related to each policy the Company writes are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income. If any such costs are determined not to be recoverable they are charged to expense. Anticipated net loss and LAE and estimated remaining costs of servicing contracts are considered when evaluating recoverability of deferred acquisition costs. The amount of deferred acquisition costs amortized to income was $4.9 million, $2.1 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018 respectively, and are included in other insurance expense on the consolidated statements of operations and comprehensive loss.
Property and equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets at the following rates:

Years
Computers and electronic equipment	3
Furniture and equipment	6
Leasehold improvements	Shorter of lease term or useful life
Capitalized internal use software
The Company defers certain costs related to the development of internal use software, which are incurred during the application development stage, and amortizes them over the software's estimated useful life. The amounts capitalized include employee payroll and payroll-related costs directly associated with the development activities. The Company's policy is to amortize capitalized costs using the straight-line method over the estimated useful life, which is currently two years, beginning when the software is substantially complete and ready for its intended use. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred.
Intangible assets
Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. As of December 31, 2020 and 2019, there were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable.

Unpaid loss and loss adjustment expense
The reserves for loss and LAE represent management's best estimate of the ultimate cost of all reported and unreported loss incurred through the balance sheet date. Unpaid loss and LAE are based upon the assumption that past developments are an appropriate indicator of future events. The IBNR portion of unpaid loss and LAE is based on past experience and other factors. The methods of making such estimates and for establishing the resulting reserves are periodically reviewed and updated. Any resulting adjustments are reflected in income. Unpaid loss and LAE consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses. The Company reports its unpaid loss and LAE on an undiscounted basis.
The estimation of the liability for unpaid loss and LAE is inherently complex and subjective, especially in view of changes in the legal and economic environment, which impact the development of unpaid loss and LAE, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. Therefore, there can be no assurance that the ultimate liability will not materially differ from amounts reserved with a resulting material effect on the operating results of the Company.
The unpaid loss and loss adjustment expense estimate is generally calculated by first projecting the ultimate cost of all claims that have been incurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. Therefore, the IBNR also includes provision for expected development on reported claims.
The Company's actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating its loss and LAE reserves. These factors are measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, and other subjective factors. The Company uses multiple actuarial methods in determining its estimates of the ultimate unpaid claim liabilities. Each of these methods require judgment and assumptions. The methods can include, but are not limited to:
•Paid Development Method — uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Paid Bornhuetter-Ferguson Method — a combination of the Paid Development Method and the Expected Loss Method, the Paid Bornhuetter-Ferguson Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.
•Incurred Development Method — uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Incurred Bornhuetter — Ferguson Method — a combination of the Incurred Development Method and the Expected Loss Method, the Incurred Bornhuetter-Ferguson Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.
•Expected Loss Method — utilizes an expected ultimate loss ratio based on historical experience adjusted for trends multiplied by earned premium to project ultimate losses.
For each method, losses are projected to the ultimate amount to be paid. The Company then analyzes the results and may emphasize or de-emphasize some or all of the outcomes to reflect actuarial judgment regarding their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single selected point estimate that is the basis for the actuary's point estimate for loss reserves.

Contingent liabilities
The Company accounts for its contingent liabilities in accordance with Accounting Standards Codification (ASC) Topic 450, "Contingencies". A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
Preferred stock warrant liability
The Company classified warrants for the purchase of shares of its convertible preferred stock (see Notes 6 and 14) as a liability on its consolidated balance sheets as these warrants were freestanding financial instruments which underlying shares are contingently redeemable (upon a certain liquidation events) and, therefore, may obligate the Company to transfer assets at some point in the future. The warrant liability, which consists of warrants for the purchase of Series A convertible preferred stock, was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized as a component of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the warrants comprising the preferred stock warrant liability were recognized until each respective warrant was exercised (see Notes 6 and 14).
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders.
Employee related obligations
During 2019, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees based in the United States. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. The matching contributions made by the Company amounted to $0.5 million, $0.3 million and $0.0 million for the years ended December 31, 2020, 2019 and 2018.
Revenue
Premium is earned on a pro-rata basis over the term of the related insurance coverage. Unearned premium and prepaid reinsurance premium represent the portion of gross premium written and ceded premium written, respectively, related to the unexpired terms of related policies. Premium ceded to third party reinsurers is reported as a reduction of earned premium.
A premium deficiency is recognized if the sum of expected loss and loss adjustment expense, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premium. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency as of December 31, 2020 and 2019.
Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, and gains or losses from sale of investments. Investment income is recorded as earned. Investment income consists primarily of interest income which is recognized on an accrual basis. Net investment income represents investment income, net of expenses.
Commission income consists of commissions earned on policies written on behalf of third-party insurance companies where the Company has no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy.

Other income consists of fees collected from policyholders relating to installment premiums, and are recognized at the time each policy installment is billed.

Other insurance expense
Other insurance expense consists of the amortization of deferred acquisition costs and merchant processing fees. Other insurance expense also includes employee compensation, including stock-based compensation and benefits, of the Company's underwriting teams, as well as allocated occupancy costs and related overhead based on headcount.
Sales and marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $58.3 million, $76.0 million and $36.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Technology development
Technology development consists of employee compensation, including stock-based compensation and benefits, and expenses related to vendors engaged in product management, design, development and testing of the Company's websites and products. Technology development also includes allocated occupancy costs and related overhead based on headcount. Technology development costs are expensed as incurred, except for costs that are capitalized related to internal-use software development projects which are subsequently depreciated over the expected useful life of the developed software.
General and administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations and other administrative personnel. In addition, general and administrative includes outside legal, tax and accounting services, insurance, and allocated occupancy costs and related overhead based on headcount.
Accounting for stock-based compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, "Compensation — Stock Compensation." Stock options are mainly awarded to employees and members of the Company's board of directors and measured at fair value at each grant date. The Company calculates the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for share options is generally four years. The Company recognizes forfeitures as they occur.
The Black-Scholes option-pricing model requires the Company to make a number of assumptions, including the value of the Company's common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. Expected volatility was calculated based on the implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, as the Company does not have sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate was based on the U.S. treasury bond yield with an equivalent term. The Company has not paid dividends and has no foreseeable plans to pay dividends.
The fair value of common stock underlying the options was historically determined by the Company's board of directors, with input from management, and considered third-party valuations of the Company's common stock. Because there was no public market for the Company's common stock, the board of directors determined its fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. The Company's board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method ("OPM") and the Probability Weighted Expected Return Method ("PWERM") subject to relevant facts and circumstances for the year ended December 31, 2019.

Foreign currency
Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes.

Income taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. As of December 31, 2020 and 2019, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company has provided a full valuation allowance against its deferred tax assets.
ASC 740, "Income Taxes" ("ASC 740") clarifies the accounting for uncertainties in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of ASC 740, the Company reviews all of its tax positions and makes a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. The Company did not have any uncertain tax positions for the years ended December 31, 2020 and 2019.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2020 and 2019. The Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets as of December 31, 2020 and 2019.
Net loss per share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, convertible preferred stock and warrants to purchase shares of convertible preferred stock are considered potential dilutive common shares.
The Company's convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

Recent accounting pronouncements
The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)" and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This standard established the core principle of recognizing revenue to depict the transfer of promised goods and services and defines a five-step process, culminating with the recognition of revenue upon satisfaction of an entity's performance obligations. Although the standard and all related amendments supersede nearly all existing revenue recognition guidance under GAAP, the guidance does not amend the accounting for insurance contracts recognized in accordance with ASC Topic 944, Financial Services — Insurance ("ASC 944"). The Company adopted the standard and all related amendments using the modified retrospective method, effective January 1, 2019. The Company's primary sources of revenue are recognized in accordance with ASC 944 as such, revenue within the scope of the new standard primarily includes commission revenue. There was no material changes in the timing or measurement of revenues based upon the guidance. As a result, there was no cumulative effect on retained earnings.
In January 2016, the FASB issued Financial Instruments — Overall, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 affected the recognition, measurement, presentation, and disclosure of financial instruments. The guidance required equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Company adopted the standard and all related amendments prospectively, effective January 1, 2019. The adoption of ASU 2016-01 did not have a material impact on the financial condition and results of operations of the Company.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires restricted cash to be presented with cash and cash equivalents on the consolidated statements of cash flows and disclosure of how the consolidated statements of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The Company adopted ASU 2016-18 as of January 1, 2019. Restricted cash is now included as a component of cash, cash equivalents and restricted cash on the Company's consolidated statements of cash flows. Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented on the consolidated statements of cash flows reflects the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash. Additionally, as a result of the adoption, transfers between restricted and unrestricted cash are no longer presented as a component of the Company's investing activities.
In June 2018, the FASB issued ASU 2018-07 "Compensation — Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting". ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company adopted ASU 2018-07 on January 1, 2019, which had no impact on the consolidated financial statements as all share-based awards granted to nonemployees prior to adoption were fully vested.

Recently issued accounting pronouncements
In February 2016, the FASB issued Leases (Topic 842) ("ASU 2016-02"), whereby lessee's will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. In November 2019, the FASB issued Accounting Standards Update 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The ASU provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changed the effective date for ASU 2016-02 which now effective for annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022. The Company is currently evaluating the potential impact of ASU 2016-02 on its financial condition and results of operations.
In June 2016, the FASB issued Financial Instruments — Credit Losses, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, premium receivables, and reinsurance recoverable. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets, as well as available for sale securities, and that they be presented on the financial statements net of the valuation allowance. In November 2019, the FASB issued Accounting Standards Update 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The ASU provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changed the effective dates for ASU 2016-13 which is now effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial condition and results of operations.

Reclassification

Certain accounts in the prior year financial statements were reclassified to conform with the current year presentation.
5. Investments
The following tables present cost or amortized cost and fair values of investments at December 31, 2020 and 2019, respectively ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2020
U.S. Government obligations	$6.4	$0.2	$—	$6.6
Total	$6.4	$0.2	$—	$6.6
December 31, 2019
U.S. Government obligations	$5.8	$0.1	$—	$5.9
Total	$5.8	$0.1	$—	$5.9

Gross unrealized losses were less than $0.1 million for U.S. Government obligations as of December 31, 2020 and 2019. Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of bonds as of December 31, 2020 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	6.4	6.6
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$6.4	$6.6
Aging of gross unrealized losses
The following tables present the gross unrealized losses and related fair values for the Company's available-for-sale bond securities, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2020 and 2019 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2019
U.S. Government obligations	$0.2	$—	$2.2	$—	$2.4	$—
Total	$0.2	$—	$2.2	$—	$2.4	$—
Gross unrealized losses for U.S. Government obligations was less than $0.1 million for twelve months or more as of December 31, 2020 and 2019, respectively.
The gross unrealized investment losses as of December 31, 2020 and 2019, respectively, were deemed to be temporary, based on, among other things:
•the duration of time and the relative magnitude to which fair values of these investments have been below their amortized cost was not indicative of an OTTI loss;
•the absence of compelling evidence that would cause the Company to call into question the financial condition or near-term prospects of the issuer of the investment; and
•the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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
As of December 31, 2020, none of the debt securities held were in an unrealized loss position. As of December 31, 2019, the Company held a total of nine debt securities, four of which were in an unrealized loss position continuously for 12 months or more.
Special deposits
Bonds with a total carrying value of $6.5 million and $5.6 million at December 31, 2020 and 2019, respectively, which are included in fixed maturities available-for-sale on the balance sheets were deposited with various state insurance departments, as required, to comply with state insurance laws. The carrying value of bonds deposited with each respective state is as follows ($ in millions):

	December 31,
U.S. State	2020	2019
New York	$2.8	$2.1
Washington	1.2	1.1
Colorado	1.1	1.1
North Carolina	0.3	0.3
New Mexico	0.3	0.3
Virginia	0.3	0.3
Florida	0.2	—
Nevada	0.2	0.2
Arkansas	—	0.1
Massachusetts	0.1	0.1
Total	$6.5	$5.6
Net investment income
An analysis of net investment income follows ($ in millions):

	December 31,
	2020	2019	2018
Interest on cash and cash equivalents	$1.0	$2.8	$1.0
Bonds	0.1	0.1	0.1
Short-term investments	0.4	0.5	0.2
Net investment income	$1.5	$3.4	$1.3
Investment gains and losses
The Company had no pre-tax net realized capital gains or losses for the years ended December 31, 2020, 2019 and 2018.

6. Fair Value Measurements
The following tables present the Company's fair value hierarchy for financial assets and liabilities measured as of December 31, 2020 and 2019 ($ in millions):

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$6.6	$—	$6.6
Total	$—	$6.6	$—	$6.6

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$5.9	$—	$5.9
Total	$—	$5.9	$—	$5.9
There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2020 and 2019.
7. Reinsurance
In the ordinary course of business, the Company cedes losses and LAE to other reinsurance companies. These arrangements reduce the net loss potential arising from large or catastrophic risks. Certain of these arrangements consist of excess of loss and catastrophe contracts, which protect against losses exceeding stipulated amounts. The ceding of risk through reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable with respect to losses and LAE ceded in the event that any reinsurer does not meet obligations assumed under the reinsurance agreements. The Company does not have any significant unsecured aggregate recoverable for losses, paid and unpaid including IBNR, loss adjustment expenses, and unearned premium with any individual reinsurer.

As of July 1, 2020, the Company entered into proportional reinsurance contracts which cover all of the Company's products and geographies, and transfer, or “cede,” 75% of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers pay a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all claims. The Company opted to manage the remaining 25% of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts"). The majority of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder will expire on June 30, 2021. The Company's Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term.

The Company in 2017 entered into a multi-year Aggregate Excess of Loss Reinsurance Contract which expired on June 30, 2020, and covered against both catastrophe and non-catastrophe events, and provided excess of loss reinsurance on a per cohort basis excess of a cohort’s 50% Loss Ratio subject to an aggregate (i.e., a portfolio level) deductible of 10% of earned premium. A cohort as it relates to this reinsurance contract is a notional grouping of policyholders on the books of the Company. After a policy is bound, the new policyholder is asked to designate to which non-profit group he/she would prefer any charitable donation that the Company may make be contributed. All policyholders identifying the same non-profit group constitute one cohort.

Reinsurance recoverable
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable. Such balance as of December 31, 2020 and 2019 are presented in the table below ($ in millions).

	December 31,
	2020	2019
Reinsurance recoverable on paid losses	$12.7	$1.8
Ceded unpaid loss and LAE	36.3	18.5
Total reinsurance recoverable	$49.0	$20.3
To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company has the following unsecured reinsurance recoverable balances from reinsurers at December 31, 2020 and 2019 with all but one having an A.M. Best rating of A (Excellent) or better ($ in millions):

AM Best Rating		December 31,
	Reinsurer	2020	2019
A+	Hannover Rueck SE	$22.2	$2.3
A	MAPFRE Re, Compania De Reaseguros S.A.	6.8	—
A+	Swiss Reinsurance America Corporation	5.8	—
A++	Tokio Marine & Nichido Fire Insurance Company Limited	3.9	—
NR	Lloyd’s Underwriter Syndicate no. 1084 CSL	3.0	0.8
A+	Arch Reinsurance Limited	2.7	—
A+	Munich Reinsurance America Inc	1.6	1.7
A	Lloyd's Underwriter Syndicate no. 0033 HIS	1.6	1.7
A	Lloyd's Underwriter Syndicate no. 2357 NCL	1.6	1.7
A	Hiscox Insurance Company (Bermuda) Ltd	1.2	1.3
NR	Lloyd's Underwriter Syndicate no. 2001 AML	1.2	1.3
		51.6	10.8
	Other reinsurers	5.1	3.7
		$56.7	$14.5

Premium written, earned and losses and LAE incurred
The impact of reinsurance treaties on the Company's consolidated financial statements is as follows ($ in millions):

	December 31,
	2020	2019	2018
Premium written:
Direct	$214.4	$115.8	$46.8
Ceded	(171.7)	(11.2)	(5.6)
Net premium written	$42.7	$104.6	$41.2
Premium earned:
Direct	$158.7	$75.5	$25.3
Ceded	(81.4)	(11.7)	(4.1)
Net premium earned	$77.3	$63.8	$21.2
Loss and LAE incurred:
Direct	$113.4	$59.7	$28.6
Ceded	(58.7)	(13.9)	(13.4)
Net loss and LAE incurred	$54.7	$45.8	$15.2
8. Deferred Acquisition Costs
Deferred acquisition costs consist primarily of commissions, premium taxes and other acquisition costs incurred that are directly related to the successful acquisition of business written on a direct basis. The amortization of deferred acquisition costs is included in other insurance expense in the consolidated statements of operations and comprehensive loss. The following table presents the policy acquisition costs deferred and amortized ($ in millions):

	December 31,
	2020	2019
Deferred Acquisition Costs
Balance, January 1	$1.8	$0.6
Add:
Premium taxes and other acquisition costs	5.8	3.2
Direct commissions	0.8	0.1
Less:
Amortization of net deferred acquisition costs	(4.9)	(2.1)
Balance, December 31	$3.5	$1.8

Other Insurance Expense
Amortization of net deferred acquisition costs	$4.9	$2.1
Period costs	9.5	7.5
Total other insurance expense	$14.4	$9.6

9. Property and Equipment, net
Property and equipment, net consists of the following ($ in millions):

	December 31,
	2020	2019
Computer equipment and software	$4.8	$1.9
Leasehold improvements	2.2	1.2
Furniture and equipment	1.1	0.7
	8.1	3.8
Accumulated depreciation	(2.4)	(0.7)
Property and equipment, net	$5.7	$3.1
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $0.6 million and $0.1 million, respectively and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
The Company capitalized costs related to the development of internal-use software of $3.2 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
10. Intangible Assets
The Company acquired a trademark associated with the Company's name in 2019. The indefinite-lived intangible asset has a carrying value of $0.6 million and $0.6 million as of December 31, 2020 and 2019. The Company intends to maintain the trademark and renewal will take place as needed.
11. Other Assets
Other assets consists of the following ($ in millions):

	December 31,
	2020	2019
Prepaid expenses	$7.5	$0.9
Ceding commissions receivable	5.4	—
Investment income due and accrued	0.9	0.4
Security deposits	0.7	0.5
VAT receivable	—	0.2
Funds on deposit with claims administrator	—	0.2
Prepaid income taxes	—	0.1
Other	—	0.2
Total other assets	$14.5	$2.5

12. Unpaid Loss and Loss Adjustment Expense
The following table presents the activities in the liability for unpaid loss and loss adjustment expense (“LAE”) as of December 31, 2020 and 2019 ($ in millions):

	December 31,
	2020	2019
Unpaid loss and LAE as of January 1	$28.2	$13.1
Less: Reinsurance recoverable(1)	18.5	11.3
Net unpaid loss and LAE as of January 1	9.7	1.8
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	54.8	47.3
Prior years	(0.1)	(1.5)
Total incurred	54.7	45.8
Deduct: Paid losses and LAE, net of reinsurance, related to:
Current year	44.6	37.7
Prior years	9.8	0.2
Total paid	54.4	37.9
Unpaid loss and LAE, net of reinsurance recoverable, as of December 31	10.0	9.7
Reinsurance recoverable as of December 31(1)	36.3	18.5
Unpaid loss and LAE, gross of reinsurance recoverable, as of December 31	$46.3	$28.2
____________
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $0.1 million and $1.5 million as of December 31, 2020 and December 31, 2019. No additional premium or returned premium have been accrued as a result of prior year effects.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (Accident Year) when analyzing claim payment and emergence patterns and trends over time. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and includes claims that do not result in a liability or payment associated with them.
The following is information about incurred and paid loss development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts. The information about incurred and paid claims development for the years ended prior to December 31, 2020, is presented as unaudited supplementary information.

Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves and the number of reported claims ($ in millions, except for number of claims):

						December 31, 2020
							Cumulative Number of Reported Claims
	December 31,
	2016	2017	2018	2019	2020	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$—	$—	$—	$—	$—	$—	8
2017	—	1.7	1.7	1.7	1.7	—	1,758
2018	—	—	15.0	13.5	13.4	—	10,532
2019	—	—	—	46.0	46.0	—	19,440
2020	—	—	—	—	53.5	5.1	45,162
Total incurred losses and ALAE, net					$114.6	$5.1	76,900
Amounts in accident year 2016 for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 were less than $0.1 million, respectively. IBNR as of December 31, 2020 for accident years 2018 to 2019 was less than $0.1 million.
Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2016	2017	2018	2019	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$—	$—	$—	$—	$—
2017	—	1.6	1.7	1.7	1.7
2018	—	—	13.2	13.4	13.4
2019	—	—	—	36.4	46.1
2020	—	—	—	—	43.4
Total paid losses and ALAE, net					$104.6
Total unpaid loss and ALAE reserves, net					$10.0
Ceded unpaid loss and LAE					36.3
Gross unpaid loss and LAE					$46.3
Cumulative paid loss and ALAE net of reinsurance related to accident year 2016 were less than $0.0 million during the years ended December 31, 2016, 2017, 2018, 2019, and 2020, respectively.
The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows ($ in millions):

	2020 Current Accident Year		2020 Prior Accident Year
	Incurred	Paid	Incurred	Paid
Rollforward table	$54.8	$44.6	$(0.1)	$9.8
Development table	53.5	43.4	—	9.7
Variance	$1.3	$1.2	$(0.1)	$0.1
Unallocated loss adjustment expense	$1.3	$1.2

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	1	2	3
Property & Casualty	78%	16%	5%
13. Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses consists of the following ($ in millions):

	December 31,
	2020	2019
Deferred ceding commission	$22.4	$—
Ceded premium payable	13.0	3.9
Accrued advertising costs	6.8	7.9
Employee compensation payable	3.7	1.0
Premium taxes payable	3.2	2.6
Accrued professional fees	2.6	2.8
Income tax payable	0.3	0.5
VAT payable	0.2	0.4
Other payables	1.9	0.6
Total other liabilities and accrued expenses	$54.1	$19.7
14. Convertible Preferred Stock and Preferred Stock Warrants
Concurrently with the closing of the IPO, all shares of convertible preferred stock were converted into 31,557,107 shares of common stock (See Notes 1 and 15). As of December 31, 2020, there was no preferred stock outstanding.

As of December 31, 2019, the Company's certificate of incorporation, as then in effect, authorized the Company to issue 31,557,107 shares of par value $0.00001 per share convertible preferred stock. The holders of convertible preferred stock have liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company. Therefore the convertible preferred stock was classified outside of stockholders' equity (deficit) on the consolidated balance sheet.
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

The holders of the preferred stock have the following rights and preferences:
Liquidation preference
In the event of a liquidation event, as defined in the Company's Amended and Restated Certificate of Incorporation (the "COI"), the holders of Series D preferred Stock shall be entitled to receive, before any payment shall be made or declared to the holders of the Series Seed, A, B, and C preferred stock (collectively, the "Prior Preferred Stock") or to the holders of common stock, an amount equal to the Series D preferred stock original issue price, plus declared but unpaid dividends on such stock (the "Series D Preference"). After the full Series D Preference has been paid, and the liquidation preference of the Prior Preferred Stock has been paid, any remaining funds and assets of the Company legally available for distribution to stockholders shall be distributed pro rata among the holders of the common stock (the "Remaining Distribution"). For the purpose of determining the amount each holder of the preferred stock is entitled to receive, with respect to the Remaining Distribution, each such holder of the Series Seed, A, B, C, and D preferred stock shall be deemed to have converted such holder's stock of Series Seed, A, B, C, and D preferred stock into common stock.
Voting rights
Holders of Series Seed, A, B, C and D preferred stock (collectively, "Preferred Stockholders") are entitled to vote on all matters and are entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock is then convertible, except as otherwise required by law or as set forth in the Company's COI.
Dividends
Preferred Stockholders are entitled to receive, out of funds legally available, dividends prior and in preference to payment of any dividends (other than payable in common stock) on common stock, dividends at a rate of 8%, per share per annum, payable as and if declared by the board of directors. Such dividends shall not be cumulative. No dividends were declared or paid.
Conversion
Preferred stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such amount of fully paid and non-assessable common stock as is determined by dividing the Series Seed, A, B, C and D original issuance prices by the applicable conversion price in effect at the time of conversion. Preferred stock shall automatically be converted into common stock at the applicable conversion price in effect at the time for such conversion immediately upon the earlier of: (1) the closing of a qualified public offering with aggregate gross proceeds to the Company of at least $50.0 million, or (2) the date or the occurrence of an event, specified by vote or written consent or agreement of the Preferred Majority (as defined in the COI), provided that (i) if such election is made in connection with a Liquidation Event in which the holders of Series B Preferred would receive less than one times (1x) the Original Issue Price in respect of each share Series B preferred stock as a result of such election, then the vote of the Series B Majority (as defined in the COI) shall also be required, and (ii) if such election is made in connection with a Liquidation Event in which the holders of Series C Preferred would receive less than one times (1x) the Original Issue Price in respect of each share Series C preferred stock as a result of such election, then the vote of the Series C Majority (as defined in the COI) shall also be required.

15. Stockholders' Equity
Common stock
The Company completed its IPO in which the Company issued and sold 12,650,000 shares of its common stock at a public offering price of $29 per share, including 1,650,000 shares sold upon the exercise of the underwriter's option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the IPO were approximately $335.6 million. Offering cost of approximately $3.5 million were recognized as a component of general and administrative expense for the year ended December 31, 2019.

In connection with the IPO, the Company's outstanding convertible preferred stock converted into shares of common stock (See Note 14) on July 2, 2020. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the preferred stock to common stock and additional paid in capital.

Upon closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.

As of December 31, 2020 and 2019, the Company was authorized to issue 200,000,000 shares and 52,000,000 shares, respectively, of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.
Common stock confers upon its holders the following rights:
(i.)The right to participate and vote in the Company's general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;
(ii.)The right to a share in the distribution of dividends, whether in cash or in the form of bonus stock, the distribution of assets or any other distribution pro rata to the par value of the stock held by them;
(iii.)The right to a share in the distribution of the Company's excess assets upon liquidation pro rata to the par value of the stock held by them.

On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 19).

Undesignated Preferred Stock

As of December 31, 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of December 31, 2020, there were no shares of undesignated preferred stock issued or outstanding.
Statutory dividend restrictions
The payment of dividends by Lemonade Insurance Company (‘LIC”) is restricted by state insurance regulations. Under New York insurance law, LIC may pay cash dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that LIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the NYS Department of Financial Services, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the thirty-six months immediately preceding the declaration or distribution of the current dividend less any dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. As of December 31, 2020 and 2019, LIC was not eligible to make dividend payments.

16. Stock-based Compensation
Share option plan

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

As of December 31, 2020, there were 4,936,501 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan

On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. There were no shares issued under the 2020 ESPP as of December 31, 2020.

2015 Incentive Share Option Plan

In July 2015, the Company adopted the 2015 Incentive Share Option Plan (“2015 Plan”). The 2015 Plan has been amended and restated from time to time to increase the number of shares reserved for grant and to enable the grant of options to employees of the Company's subsidiaries. Under the 2015 Plan, options to purchase common stock of the Company may be granted to employees, officers, directors and consultants of the Company. Each option granted can be exercised for one share of common stock of the Company. Options granted to employees generally vest over a period of no more than four years. The options expire ten years from the date of grant.
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of December 31, 2020, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants were made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Options granted to employees and non-employees
The fair value of each option granted during the year ended December 31, 2020 and 2019 is estimated on the date of grant using the Black-Scholes model with the following assumptions (annualized percentage):

	December 31,
	2020	2019
Weighted average expected term (years)	6.09	6.06
Risk-free interest rate	0.7%	1.7%
Volatility	40%	45%
Expected dividend yield	0%	0%
Expected volatility is based on companies at a comparable stage, as well as companies in the same or a similar industry. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC 718, "Compensation — Stock Compensation". The risk-free interest rate is based on observed interest rates appropriate for the term of the Company's stock options. The dividend yield assumption is based on the Company's historical and expected future dividend payouts and may be subject to substantial change in the future.
The following table summarizes activity ($ in millions, except for option and average amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	4,048,802	$13.27	8.83	$42.20
Granted	1,325,030	38.32
Exercised	(282,422)	6.86
Cancelled	(146,699)	23.68
Outstanding as of December 31, 2020	4,944,711	$20.50	8.30	$506.58
Options exercisable as of December 31, 2020	1,766,466	$9.64	7.35	$199.37
Options unvested as of December 31, 2020	3,178,245	$25.84	8.82	$307.22
Total stock-based compensation expenses resulting from stock options granted included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020, 2019 and 2018 were $10.6 million, $4.3 million and $2.1 million, respectively.

The unrecognized expense on options granted at December 31, 2020 was $36.9 million, with a remaining weighted average vesting period of 1.5 years.
Stock-based compensation expense
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Years Ended December 31
	2020	2019	2018
Loss and loss adjustment expense, net	$0.4	$—	$—
Other insurance expense	0.7	0.6	0.2
Sales and marketing	2.7	1.1	$0.3
Technology development	3.1	1.4	$0.1
General and administrative	3.7	1.2	$1.5
Total stock-based compensation expense	$10.6	$4.3	$2.1

In 2016 and 2017, the Company entered into stock purchase agreements with two executive employees where in lieu of cash payment for the stock, promissory notes secured by the underlying stock purchased, were issued totaling $1.5 million and bearing a weighted average interest of 1.9% per annum, payable to the Company. One executive settled a portion of the existing promissory note in an amount equal to $0.1 million inclusive of accumulated interest, for which 105,487 shares were released in 2019. There were 513,537 shares restricted under the stock purchase agreements as of December 31, 2019. On June 8, 2020, the Company received $1.3 million in cash from the two executives in full settlement of the outstanding promissory notes, including principal and accrued and unpaid interest.

Total stock-based compensation expense resulting from stock options granted to the executives for the years ended December 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively. The unrecognized expense for options granted to these executives outstanding at December 31, 2020 was $0.1 million with a remaining weighted average vesting period of 0.3 years.
17. Income Taxes
Corporate tax rates
Lemonade, Inc., together with its U.S. subsidiaries, is taxed under the tax laws of the United States and the statutory enacted corporate income tax rate for the years ended December 31, 2020 and 2019 is approximately 21%.

The Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduced the corporate income tax rate to 23%.

The statutory enacted corporate tax rate in the Netherlands is approximately 25%.
Deferred taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets are comprised of operating loss carryforwards and other temporary differences.
The components of the net deferred tax assets are as follows ($ in millions):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$92.7	$62.1
Deferred ceding commission	4.8	—
Charitable contribution	4.7	0.3
Stock-based compensation	3.8	0.4
Net unearned premium	1.4	2.9
Startup costs	0.9	1.0
Other	0.3	0.1
Total gross deferred tax assets	108.6	66.8

Deferred tax liabilities:
Deferred acquisition costs	(0.8)	(0.4)
Depreciation and amortization	(0.9)	(0.4)
Total gross deferred tax liabilities	(1.7)	(0.8)

Valuation allowance	(106.9)	(66.0)
Total deferred tax assets, net	$—	$—

Income tax expense
(Loss) income before tax consists of the following ($ in millions):

	December 31,
	2020	2019	2018
United States	$(123.6)	$(109.5)	$(53.0)
Foreign	2.8	1.6	0.4
Total	$(120.8)	$(107.9)	$(52.6)
Income tax expense consists of the following ($ in millions):

	December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1.5	0.6	0.3
Total current	1.5	0.6	0.3

Deferred:
Federal	$—	$—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$1.5	$0.6	$0.3
The Company classifies all interest and penalties related to tax contingencies as income tax expense.
As of December 31, 2020, there were no material positions for which management believes it is reasonably possible that the total amounts will significantly increase or decrease within 12 months of the reporting date.
The provision for federal and foreign income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.
A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2020	2019	2018
Income at US statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	12.8%	13.9%	12.0%
Permanent differences	(1.2)%	(1.7)%	(1.4)%
Tax law change	—%	—	0.5%
Foreign rate differential	0.2%	0.1%	—%
Valuation allowance	(33.9)%	(33.9)%	(33.6)%
Other	(0.1)%	—	0.9%
Total income taxes	(1.2)%	(0.6)%	(0.6)%

Tax reform in the U.S.
The Company selected to apply the "period cost method" to account for the Global Intangible Low-Taxed Income, and treated it as a current-period expense for December 31, 2020, 2019 and 2018 and had a gross inclusion of $8.7 million, $5.5 million and $2.3 million respectively, in its taxable income.
Tax benefits under Israel's law for the Encouragement of Capital Investments, 1959 ("the Investment Law")
As of January 1, 2011, new legislation amending the Investment Law came into effect (the "2011 Amendment"). The 2011 Amendment introduced new statuses of "Preferred Company" and "Preferred Enterprise", replacing the then existing status of "Beneficiary Company" and "Beneficiary Enterprise". Similar to the previous status of Beneficiary Company, a Preferred Company is an industrial company owning a Preferred Enterprise which meets certain conditions, including a minimum threshold of 25% export, though the requirement for a minimum investment in productive assets was cancelled as part of the 2011 Amendment.
Under the 2011 Amendment, a uniform corporate tax rate will apply to all qualifying income of the Preferred Company, as opposed to the former law which was limited to income from the Approved Enterprises and Beneficiary Enterprise during the benefits period. During 2015 and 2016, the uniform corporate tax rate was 9% in areas in Israel designated as Development Zone A and 16% elsewhere in Israel. In December 2016, the Economic Efficiency Law 2016 (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which includes Amendment 73 to the Investment Law ("the Amendment"), was published. According to the Amendment, a Preferred Enterprise located in Development Zone A will be subject to a tax rate of 7.5%, effective from January 1, 2017 and thereafter. The tax rate applicable to Preferred Enterprises located in other areas remains at 16%.
During 2019, Lemonade Ltd., which is located outside Development Zone A, adopted the Amendment and filed a request to receive Preferred Enterprises status.
Net operating loss carryforward
As of December 31, 2020, the Company has gross accumulated federal losses for tax purposes of $272.1 million, which can be offset against future taxable income. Of this federal loss carryforward, $35.5 million in losses will begin to expire in 2035 and $236.6 million in losses can be carried forward indefinitely. As of December 31, 2020, the Company has gross accumulated state and local losses for tax purposes of $528.3 million which will begin to expire in 2029.
The Company's income tax returns for 2017 through 2019 remain subject to examination by the tax authorities.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. On December 27, 2020, the “Consolidated Appropriations Act, 2021” was signed into law in the U.S. to reprise several significant COVID relief provisions. As of December 31, 2020, the Company has determined that neither the CARES Act , the Consolidated Appropriations Act nor any changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.

18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders (in millions)	$(122.3)	$(108.5)	$(52.9)
Denominator:
Weighted average common shares outstanding — basic and diluted	33,654,828	11,124,397	10,931,776
Net loss per share attributable to common stockholders — basic and diluted	$(3.63)	$(9.75)	$(4.84)
The Company's potentially dilutive securities, which include stock options, preferred stock and warrants to purchase shares of preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2020	2019
Options to purchase common stock	4,944,711	4,048,802
Convertible preferred stock (as converted to common stock)	—	31,557,107
	4,944,711	35,605,909
In addition to the potentially dilutive securities noted above, in 2016 and 2017 the Company entered into stock purchase agreements with executive employees where in lieu of cash payment for the stock, promissory notes were issued (see Note 16). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed issued until such time as the promissory notes have been repaid. Accordingly, the Company has excluded these shares in the calculation of basic and diluted net loss per share for the year ended December 31, 2019.

On June 8, 2020, all outstanding balances under the promissory notes were paid back to the Company and therefore, these shares were included in the calculation of basic and diluted net loss per share for the year ended December 31, 2020.
19. Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company's key stockholders. During the years ended December 31, 2020, 2019 and 2018, the Company incurred travel related expenses in the amount of approximately $0.1 million, $0.3 million and $0.2 million respectively, in connection with these services.
The Company has leased office space in the United States and the Netherlands from an affiliate. Rental expense recorded for the years ended December 31, 2020, 2019 and 2018 in connection with this leased space was less than $0.1 million, $0.1 million and $0.1 million, There were no outstanding amounts due to or from related parties as of December 31, 2020 and 2019.

The Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 15), and recorded $12.2 million of non-cash expense within general and administrative expense for the year ended December 31, 2020. The Company had a receivable of $0.1 million from the Lemonade Foundation in connection with certain expenses paid for by the Company on behalf of the Lemonade Foundation as of December 31, 2020.
20. Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Lease commitments
The Company and its subsidiaries lease their facilities under various operating lease agreements. The Company's headquarters in New York is under a lease that expires in November 2022. The Company's Israel based operations occupy offices with lease expiration dates that extend through July 2026. On March 18, 2019, the Company entered into a lease agreement to lease office space in Scottsdale, Arizona that expires in November 2024.
Aggregate minimum rental commitments under non-cancelable operating leases at December 31, 2020 are as follows ($ in millions):

2021	$4.8
2022	5.0
2023	2.8
2024	2.8
2025 and thereafter	4.4
$19.8
Expenses for lease of facilities for the years ended December 31, 2020, 2019 and 2018 were approximately $3.8 million, $3.0 million, and $1.5 million respectively and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Charges and guarantees
As of December 31, 2020, 2019 and 2018, the Company provided guarantees in an aggregate amount of $0.6 million, $0.6 million and $0.5 million, respectively, with respect to office leases.

21. Statutory Financial Information
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices ("SAP") prescribed or permitted by regulatory authorities for statements of the Company's insurance subsidiary are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at amortized cost under SAP, whereas such securities are carried at fair value under GAAP, and (d) the criteria for recognizing net deferred tax assets ("DTAs") and the methodologies used to determine such amounts are different under SAP and GAAP.

Risk-based capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. LIC’s statutory capital and surplus amounted to $61.4 million and $48.4 million as of December 31, 2020 and 2019, respectively. The Company’s capital and surplus exceeded its authorized control level RBC of $10.9 million and $13.7 million as of December 31, 2020 and 2019, respectively.
22. Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine and general liability lines of business. Gross written premium by jurisdiction is as follows ($ in millions):

	Years ended December 31,
	2020		2019		2018
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$49.8	23.2%	$29.0	25.0%	$12.5	26.7%
Texas	47.8	22.3%	28.6	24.7%	13.4	28.6%
New York	26.7	12.5%	15.8	13.6%	7.3	15.6%
Georgia	11.6	5.4%	6.2	5.4%	2.2	4.7%
Illinois	9.8	4.6%	5.2	4.5%	2.5	5.3%
New Jersey	8.6	4.0%	4.7	4.1%	1.7	3.6%
Michigan	6.0	2.8%	3.2	2.8%	0.9	1.9%
Ohio	5.2	2.4%	2.9	2.5%	1.3	2.8%
Pennsylvania	5.1	2.4%	2.7	2.3%	1.1	2.4%
Arizona	4.6	2.1%	2.5	2.2%	0.8	1.7%
All other	39.2	18.3%	15.0	12.9%	3.1	6.7%
	$214.4	100.0%	$115.8	100.0%	$46.8	100.0%
23. Subsequent Events
Follow-on Offering

On January 11, 2021, Lemonade announced the offering of 3,000,000 shares of its common stock for sale in an underwritten public offering (the “Primary Offering”). Certain selling stockholders of Lemonade also offered 1,524,314 shares of Lemonade’s common stock for sale in the offering (the “Secondary Offering”, combined with the “Primary Offering”, the “Offering”). Lemonade also granted the underwriters a 30-day option to purchase up to an additional 678,647 shares of Lemonade’s common stock. On January 13, 2021, the Company announced the pricing at $165 per share and upsizing to 3,300,000 shares for the Primary Offering, 1,524,314 shares for the Secondary Offering and up to an additional 723,647 shares for the underwriters.

Lemonade intends to use the proceeds from the Primary Offering for general corporate purposes, and will not receive any proceeds from the sale of shares by the selling stockholders in the Secondary Offering. The Offering closed on January 19, 2021, subject to customary closing conditions. The Offering resulted in the issuance of 3,300,000 shares of its common stock, including exercise of the underwriters’ option to purchase additional shares, and generated net proceeds of $525.2 million, after deducting underwriting discounts and other offering costs, to the Company. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million.

In connection with the Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company as discussed in Note 19.

Share-pool increase in 2020 Plan and 2020 ESPP

On January 1, 2021, the 2020 Plan was increased by 2,838,412 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2020. In addition, the 2020 ESPP was increased by 567,682 shares, equal to 1% of the aggregate number of outstanding common stock as of December 31, 2020 (Refer to Note 16).

Schedule V
LEMONADE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
($ in millions)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$66.0	$40.9	$—	$—	$106.9
Allowance for premium receivables	$0.2	$2.2	$—	$(1.9)	$0.5

Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$29.4	$36.6	$—	$—	$66.0
Allowance for premium receivables	$—	$0.9	$—	$(0.7)	$0.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) for the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.lemonade.com in the “Investors Relations” section under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NYSE’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	4,944,711	$20.50	4,936,501
Equity compensation plans not approved by security holders	—	—	—
Total	4,944,711	$20.50	4,936,501
(1)    Consists of Lemonade, Inc.’s 2020 Incentive Plan Award Plan (the “2020 Plan”)
(2)    Includes 1,766,466 shares of common stock issuable upon exercise of stock options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan.
(3)    As of December 31, 2020, the weighted average exercise price of outstanding options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan, was $20.50.

(4)    Includes 4,936,501 shares available for future issuance under the 2020 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 3,650,000 shares be available for issuance pursuant to the exercise of inventive stock options. On January 1, 2021, the plan was increased by 2,838,412 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2020.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

Other than Schedule V included in Part II, Item 8 “Financial Statements and Supplemental Data”, all financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated Bylaws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Amended and Restated Investors' Rights Agreement by and between Lemonade, Inc. and certain security holders of Lemonade, Inc., dated June 26, 2019.	S-1	333-239007	4.2	6/8/2020
4.3*	Description of Securities
10.1	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1	333-239007	10.2	6/8/2020
10.2#	Lemonade, Inc. 2020 Incentive Award Plan.	S-1/A	333-239007	10.9	6/23/2020
10.3#	Form of Option Agreement under the 2020 Incentive Award Plan.	S-1	333-252017	10.9	1/11/2021
10.4#	Non-Employee Director Compensation Policy.	S-1/A	333-239007	10.19	6/23/2020
10.5#	Lemonade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239007	10.20	6/23/2020
10.6#	Severance Agreement by and between Jorge Espinel and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.10	8/12/2020
10.7#	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.11	8/12/2020
10.8#	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.12	8/12/2020
10.9#	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.13	8/12/2020
10.10#	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
10.11#	Offer Letter, by and between Tim Bixby and Lemonade, Inc., dated May 25, 2017.	S-1	333-239007	10.6	6/8/2020
10.12#	Offer Letter, by and between Jorge Espinel and Lemonade, Inc., dated August 26, 2018.	S-1	333-239007	10.7	6/8/2020
10.13#	Amended and Restated 2015 Incentive Share Option Plan.	S-1	333-239007	10.8	6/8/2020
10.14#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (Israel).	S-1	333-252017	10.6	1/11/2021
10.15#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (U.S.).	S-1	333-252017	10.7	1/11/2021
10.16	Stock Purchase Agreement, by and between Tim Bixby and Lemonade, Inc., dated June 1, 2017.	S-1	333-239007	10.10	6/8/2020
10.17	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated March 8, 2017.	S-1	333-239007	10.11	6/8/2020
10.18	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated October 3, 2016.	S-1	333-239007	10.12	6/8/2020
10.19	AWS Customer Agreement, by and between Amazon Web Services, Inc. and Lemonade, Inc.	S-1	333-239007	10.13	6/8/2020
10.20 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Tokio Marine & Nichido Fire Insurance Co. Ltd. and Mapfre Re (Spain), dated May 12, 2020.	S-1/A	333-239007	10.1	6/30/2020
10.21 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated April 4, 2020.	S-1/A	333-239007	10.14	6/30/2020
10.22 †	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Aspen Insurance UK Limited, AXIS Reinsurance Company, Hannover Ruck SE, Lloyd's Underwriter Syndicate No. 1084 CSL, Lloyd's Underwriter Syndicate No. 2001 AML, Lloyd's Underwriter Syndicate No. 2791 MAP, Lloyd's Underwriter Syndicate No. 4000 HAM and Swiss Re, dated June 12, 2020.	S-1/A	333-239007	10.15	6/30/2020
10.23 †	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer Arch Reinsurance Company, dated June 12, 2020.	S-1/A	333-239007	10.16	6/30/2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Arch Re (Bermuda), Lloyd's Underwriter Syndicate No. 1084 CSL and Swiss Re America (US), dated May 13, 2020.	S-1/A	333-239007	10.17	6/30/2020
10.25 †	Whole Account Quota Share Reinsurance Contract issued to Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer AXA XL (Catlin Re Switzerland), dated February 28, 2020.	S-1/A	333-239007	10.18	6/30/2020
21.1	List of Subsidiaries of Lemonade, Inc.	S-1	333-239007	21.1	6/8/2020
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
# Indicates management contract or compensatory plan.
† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lemonade, Inc.
By:	/s/ Daniel Schreiber
Name: Daniel Schreiber Title: Chief Executive Officer

By:	/s/ Tim Bixby
Name: Tim Bixby Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934 (as amended), this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schreiber	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 8, 2021
Daniel Schreiber

/s/ Shai Wininger	President, Chief Operating Officer and Director	March 8, 2021
Shai Wininger

/s/ Tim Bixby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2021
Tim Bixby

/s/ Joel Cutler	Director	March 8, 2021
Joel Cutler

/s/ Michael Eisenberg	Director	March 8, 2021
Michael Eisenberg

/s/ G. Thompson Hutton	Director	March 8, 2021
G. Thompson Hutton

/s/ Mwashuma Nyatta	Director	March 8, 2021
Mwashuma Nyatta

/s/ Haim Sadger	Director	March 8, 2021
Haim Sadger

/s/ Caryn Seidman-Becker	Director	March 8, 2021
Caryn Seidman-Becker