Form 10-Q
period 2021-03-31
Lemonade, Inc.
filed 2021-05-12
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2021, the registrant had 61,409,436 shares of common stock, $0.00001 par value per share, outstanding.

		Page
	Cautionary Note Regarding Forward-Looking Statements	2
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2021 and 2020	6
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three Months Ended March 31, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
	Signatures	44

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:
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
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" int his Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $6.4 million and $6.4 million as of March 31, 2021 and December 31, 2020)	$6.5	$6.6
Total investments	6.5	6.6
Cash, cash equivalents and restricted cash	1,174.7	571.4
Premium receivable, net of allowance for doubtful accounts of $0.5 million and $0.5 million as of March 31, 2021 and December 31, 2020	98.5	86.1
Reinsurance recoverable	65.8	49.0
Prepaid reinsurance premium	104.4	91.3
Deferred acquisition costs	4.1	3.5
Property and equipment, net	6.9	5.7
Intangible assets	0.6	0.6
Other assets	16.0	14.5
Total assets	$1,477.5	$828.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$62.2	$46.3
Unearned premium	143.5	123.8
Trade payables	1.0	1.4
Funds held for reinsurance treaties	66.0	62.1
Deferred ceding commission	26.0	22.4
Ceded premium payable	15.3	13.0
Other liabilities and accrued expenses	19.8	18.7
Total liabilities	333.8	287.7
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.00001 par value, 200,000,000 shares authorized; 61,370,103 and 56,774,294 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,512.3	859.8
Accumulated deficit	(369.6)	(320.6)
Accumulated other comprehensive income	1.0	1.8
Total stockholders' equity	1,143.7	541.0
Total liabilities and stockholders' equity	$1,477.5	$828.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Net earned premium	$13.8	$25.3
Ceding commission income	9.0	—
Net investment income	0.2	0.9
Commission and other income	0.5	—
Total revenue	23.5	26.2

Expense
Loss and loss adjustment expense, net	16.5	18.2
Other insurance expense	4.8	3.3
Sales and marketing	29.1	19.2
Technology development	7.1	3.5
General and administrative	14.1	18.2
Total expense	71.6	62.4
Loss before income taxes	(48.1)	(36.2)
Income tax expense	0.9	0.3
Net loss	$(49.0)	$(36.5)

Other comprehensive income, net of tax
Unrealized gain on investments	0.1	—
Foreign currency translation adjustment	0.7	—
Comprehensive loss	$(48.2)	$(36.5)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.81)	$(3.16)

Weighted average common shares outstanding—basic and diluted	60,218,652	11,542,042
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
($ in millions, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	—	—	4,018,647	—	640.3	—	—	640.3
Exercise of stock options	—	—	577,162	—	6.1	—	—	6.1
Stock-based compensation	—	—	—	—	6.1	—	—	6.1
Net loss	—	—	—	—	—	(49.0)	—	(49.0)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2021	—	$—	61,370,103	$—	$1,512.3	$(369.6)	$1.0	$1,143.7

Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Exercise of stock options	—	—	54,374	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Net loss	—	—	—	—	—	(36.5)	—	(36.5)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2020	31,557,107	$480.2	11,825,602	$—	$30.1	$(234.8)	$0.1	$(204.6)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(49.0)	$(36.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0.9	0.3
Stock-based compensation	6.1	2.2
Amortization of discount on bonds	—	(0.2)
Provision for bad debts	0.9	0.4
Common shares contribution to the Lemonade Foundation	—	12.2
Changes in operating assets and liabilities:
Premium receivable	(13.3)	(3.4)
Reinsurance recoverable	(16.8)	(2.1)
Prepaid reinsurance premium	(13.1)	0.9
Deferred acquisition costs	(0.6)	(0.2)
Other assets	(1.6)	(1.6)
Unpaid loss and loss adjustment expense	15.9	3.6
Unearned premium	19.7	7.6
Trade payables	(0.4)	0.2
Funds held for reinsurance treaties	3.9	—
Deferred ceding commissions	3.6	—
Ceded premium payable	2.3	(0.2)
Other liabilities and accrued expenses	1.2	(2.6)
Net cash used in operating activities	(40.3)	(19.4)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	—	40.0
Proceeds from bonds sold or matured	—	1.4
Cost of short-term investments acquired	—	(14.9)
Cost of bonds acquired	—	(2.3)
Purchases of property and equipment	(2.0)	(0.7)
Net cash (used in) provided by investing activities	(2.0)	23.5
Cash flows from financing activities:
Proceeds from Follow-on Offering, net of underwriting discounts and commissions and offering costs	640.3	—
Proceeds from stock exercises	6.1	—
Net cash provided by financing activities	646.4	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.2)
Net increase in cash, cash equivalents and restricted cash	603.3	3.9
Cash, cash equivalents and restricted cash at beginning of period	571.4	270.3
Cash, cash equivalents and restricted cash at end of period	$1,174.7	$274.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.6	$0.5
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's US and EU subsidiaries, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 as contained in the Company's Annual Report on Form 10-K for the year ending December 31, 2020 (the "Annual Report on Form 10-K") for more complete descriptions and discussions.

2.Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation. All foreign currency amounts in the condensed consolidated statement of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the balance sheet have been translated using the spot rate at the end of the reporting period. All figures expressed, except share amounts, are in U.S. dollars in millions.
Risk and Uncertainties
The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the three month periods ended March 31, 2021 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K.
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverables on unpaid losses, the fair values of investments, valuation allowance on deferred tax assets and valuation on stock-based compensation.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2021 and December 31, 2020 ($ in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$1,174.4	$570.8
Restricted cash	0.3	0.6
Total cash, cash equivalents and restricted cash	$1,174.7	$571.4
Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash relates to security deposits for office leases in Israel. The carrying value of restricted cash approximates fair value.
Deferred offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of such offering. In connection with the Initial Public Offering, the Company incurred total offering costs of $32.4 million, of which $28.9 million was recorded as a reduction to gross proceeds, and $3.5 million was recognized as a component of general and administrative expense in 2019. On January 14, 2021, the Company completed a Follow-on Offering of common stock, as defined and discussed in detail in Note 9, which generated net proceeds of $525.7 million, after deducting underwriting discounts and offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, and generated additional net proceeds to us of $114.6 million. Deferred offering costs from the Follow-on Offering amounted to $0.4 million.
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
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, simplifies the various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance to improve consistent application. The adoption of ASU 2019-12 beginning January 1, 2021 did not have a material impact on our condensed consolidated financial statement and related disclosures.

In February 2016, the FASB issued Leases (Topic 842) (“ASU 2016-02”), whereby a lessee will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. ASU 2016-02 is effective for the Company’s annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The adoption of the new standard is expected to result in the recognition of additional lease liabilities and right-of-use assets as of January 1, 2022. The Company is evaluating the potential impact of this pronouncement.
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
5.Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investments as of March 31, 2021 and December 31, 2020 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2021
U.S. Government obligations	$6.4	$0.1	$—	$6.5
Total	$6.4	$0.1	$—	$6.5

December 31, 2020
U.S. Government obligations	$6.4	$0.2	$—	$6.6
Total	$6.4	$0.2	$—	$6.6

There were no gross unrealized losses as of March 31, 2021. Gross unrealized losses were less than $0.1 million as of December 31, 2020. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of bonds as of March 31, 2021 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Cost or Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	6.4	6.5
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$6.4	$6.5

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended March 31,
	2021	2020
Interest on cash and cash equivalents	$0.2	$0.7
Short-term investments	—	0.2
Total net investment income	$0.2	$0.9

Investment gains and losses
The Company did not have any pre-tax net realized capital gains or losses for the three months ended March 31, 2021 and 2020.

Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s available-for-sale bond securities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

There were no gross unrealized losses for U.S. Government Bonds as of March 31, 2021. Gross unrealized losses for U.S. Government Bonds was less than $0.1 million for twelve months or more as of December 31, 2020.

The gross unrealized investment losses as of December 31, 2020, were deemed to be temporary, based on, among other things:
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
As of March 31, 2021 and December 31, 2020, none of the debt securities held were in an unrealized loss position.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of March 31, 2021 and December 31, 2020 ($ in millions):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$6.5	$—	$6.5
Total	$—	$6.5	$—	$6.5

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$6.6	$—	$6.6
Total	$—	$6.6	$—	$6.6
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2021 and December 31, 2020, respectively.

7.Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the three months ended March 31, 2021 and 2020 ($ in millions):

	Three Months Ended March 31,
	2021	2020
Unpaid loss and LAE at beginning of period	$46.3	$28.2
Less: Reinsurance recoverable at beginning of period (1)	36.3	18.5
Net unpaid loss and LAE at beginning of period	10.0	9.7
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	16.7	14.7
Prior years	(0.2)	3.5
Total incurred	16.5	18.2
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	8.3	8.7
Prior years	3.9	10.3
Total paid	12.2	19.0
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	14.3	8.9
Reinsurance recoverable at end of period (1)	47.9	22.9
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$62.2	$31.8
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had unfavorable development on net loss and LAE reserves of $0.2 million for the three months ended March 31, 2021, and favorable development on net loss and LAE reserves of $3.5 million for the three months ended March 31, 2020. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the three months ended March 31, 2021, current accident year incurred loss and LAE included $6.5 million of net incurred loss and LAE from the severe winter storm that affected our customers in the states of Texas and Oklahoma. The net incurred loss and LAE from Winter Storm Uri as of March 31, 2021 represents the Company's best estimates based upon information currently available.
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

8.Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of March 31, 2021 and December 31, 2020 consist of the following ($ in millions):

	March 31,	December 31,
	2021	2020
Accrued advertising costs	$8.3	$6.8
Employee compensation payable	3.1	3.7
Premium taxes payable	1.8	3.2
Advance premium	1.8	—
Accrued professional fees	1.7	2.6
Income tax payable	0.5	0.3
VAT payable	0.2	0.2
Other payables	2.4	1.9
Total other liabilities and accrued expenses	$19.8	$18.7

9.    Stockholders’ Equity

Common stock
The Company completed its IPO on July 2, 2020, in which the Company issued and sold 12,650,000 shares of its common stock at a public offering price of $29 per share, including 1,650,000 shares sold upon the exercise of the underwriter's option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the IPO were approximately $335.6 million.
In connection with the IPO, the Company's outstanding convertible preferred stock converted into 31,557,107 shares of common stock. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the preferred stock to common stock and additional paid in capital.
Upon closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.
On January 14, 2021, the Company completed a Follow-on Offering of common stock (the "Follow-on Offering"), which resulted in the issuance and sale of 3,300,000 shares of common stock of the Company, and 1,524,314 shares of common stock by certain selling shareholders, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and commissions and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock of the Company, and generated additional net proceeds of $114.6 million to us after deducting underwriting discounts.
As of both March 31, 2021 and December 31, 2020, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 13). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.

Undesignated Preferred Stock
As of both March 31, 2021 and December 31, 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both March 31, 2021 and December 31, 2020, there were no shares of undesignated preferred stock issued or outstanding.

10.    Stock-based Compensation
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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2021, the 2020 Plan was increased by 2,838,412 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2020. As of March 31, 2021, there were 7,250,596 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2021, the 2020 ESPP was increased by 567,682 shares, equal to 1% of the aggregate number of outstanding common stock as of December 31, 2020. As of March 31, 2021, there were no shares of common stock issued under the 2020 ESPP.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of March 31, 2021, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
Options granted to employees and non-employees
The fair value of each option granted for the three months ended March 31, 2021 and 2020 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Weighted average expected term (years)	6.1	6.1
Risk-free interest rate	0.7%	1.3%
Volatility	50%	40%
Expected dividend yield	0%	0%
Expected volatility is based on companies at a comparable stage, as well as companies in the same or a similar industry. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC 718, “Compensation — Stock Compensation”. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to substantial change in the future.
The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4,944,711	$20.50	8.30	$506.58
Granted	627,550	132.01
Exercised	(577,162)	10.64
Cancelled	(153,483)	32.36
Outstanding as of March 31, 2021	4,841,616	$35.29	8.32	$303.92
Options exercisable as of March 31, 2021	1,557,787	$11.29	7.34	$127.49
Options unvested as of March 31, 2021	3,283,829	$46.68	8.78	$176.43

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2020	—	—
Granted	50,250	$159.02
Vested	—	—
Cancelled	—	—
Outstanding as of March 31, 2021	50,250	$159.02
Total stock-based compensation expense resulting from stock options and RSUs granted included in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 were $6.1 million and $2.2 million, respectively.
The total unrecognized expense on options and RSUs granted to employees and non-employees outstanding at March 31, 2021 was $68.7 million for the stock options and $7.4 million for the RSUs, with a remaining weighted-average vesting period of 1.7 years for the stock options and 1.5 years for the RSUs.
Stock-based compensation expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows ($ in millions):

	Three Months Ended March 31,
	2021	2020
Loss and loss adjustment expense, net	$0.2	$—
Other insurance expense	0.2	0.2
Sales and marketing	1.1	0.7
Technology development	0.7	0.6
General and administrative	3.9	0.7
Total stock-based compensation expense	$6.1	$2.2
Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations follows ($ in millions):

	Three Months Ended March 31,
	2021	2020
Stock options	$5.5	$2.2
RSUs	0.6	—
Total stock-based compensation expense	$6.1	$2.2
In 2016 and 2017, the Company entered into stock purchase agreements with two executive employees where in lieu of cash payment for the stock, promissory notes secured by the underlying stock purchased, were issued totaling $1.5 million and bearing a weighted average interest of 1.9% per annum, payable to the Company. On June 8, 2020, the Company received full settlement of the outstanding promissory notes, including principal and accrued and unpaid interest.

11.    Income Taxes
Effective tax rates
The consolidated effective tax rate for the three months ended March 31, 2021 and 2020, was (1.9)% and (0.8)%, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of its wholly-owned subsidiaries in Israel and the Netherlands. The Company believes that as of March 31, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of March 31, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief in measures in response to the economic conditions due to the COVID-19 pandemic. As of March 31, 2021, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company's effective tax rate.

12.    Net Loss per Share
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(49.0)	$(36.5)
Denominator:
Weighted average common shares outstanding — basic and diluted	60,218,652	11,542,042
Net loss per share attributable to common stockholders — basic and diluted	$(0.81)	$(3.16)
The Company’s potentially dilutive securities, which include stock options, unvested RSUs and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded unvested RSUs and outstanding options to purchase common stock of 4,891,866 and 4,349,270 for the three months ended March 31, 2021 and 2020, respectively, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.
In addition to the potentially dilutive securities noted above, in 2016 and 2017 the Company entered into stock purchase agreements with executive employees where in lieu of cash payment for the stock, promissory notes were issued (see Note 10). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed issued until such time as the promissory notes have been repaid. Accordingly, the Company excluded these shares in the calculation of basic and diluted net loss per share for the three months ended March 31, 2020.
On June 8, 2020, all outstanding balances under the promissory notes were paid back to the Company and therefore, these shares were included in the calculation of basic and diluted net loss per share for the three months ended March 31, 2021.

13.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company did not incur travel related expenses during the three months ended March 31, 2021, and less than $0.1 million of travel related expenses was incurred during the three months ended March 31, 2020.
The Company has historically leased office spaces in the United States and The Netherlands from an affiliate. There was no rental expense incurred for the three months ended March 31, 2021 as the rental agreement expired in 2020. Rental expense amounted to less than $0.1 million for the three months ended March 31, 2020. There were no outstanding amounts due to or from related parties as of March 31, 2021 and December 31, 2020.
The Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 9). The Company recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution for the year ended December 31, 2020. In connection with the Follow-on Offering as discussed in Note 9, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of March 31, 2021, there were no outstanding amounts due to or from the Lemonade Foundation.

14.    Commitments and Contingent Liabilities
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
Aggregate minimum rental commitments under non-cancelable leases at March 31, 2021 are as follows ($ in millions):

2021 (remaining nine months)	$3.7
2022	4.9
2023	2.8
2024	2.7
2025 and thereafter	4.0
$18.1
Expenses for lease of facilities for the three months ended March 31, 2021 were $1.0 million, and for the three months ended March 31, 2020 were $0.9 million, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Charges and guarantees
The Company provided guarantees with respect to office leases in an aggregate amount of $0.3 million as of March 31, 2021 and $0.6 million as of December 31, 2020.

15.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril and inland marine lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended March 31,
	2021		2020
Jurisdiction	Amount	% of GWP	Amount	% of GWP
California	$19.2	25.3%	$9.4	24.7%
Texas	15.0	19.8%	8.8	23.1%
New York	10.0	13.2%	4.9	12.9%
Georgia	3.7	4.9%	2.1	5.5%
New Jersey	3.1	4.1%	1.5	3.9%
Illinois	3.0	4.0%	1.6	4.2%
Pennsylvania	1.8	2.4%	0.7	1.8%
Michigan	1.6	2.1%	1.0	2.6%
Ohio	1.6	2.1%	1.0	2.6%
Maryland	1.6	2.1%	0.8	2.1%
All other	15.2	20.0%	6.3	16.6%
	$75.8	100.0%	$38.1	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the year ending December 31, 2020 (the "Annual Report on Form 10-K"). The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
A two minute chat with our bot, AI Maya, is all it takes to get covered with renters or homeowners insurance, pet or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting to another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and quantifying risk.
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
This powerful trifecta, delightful experience, aligned values, and great prices, has delivered rapid growth alongside steadily improving results. During the three months ended March 31, 2021, our gross written premium, or GWP, of $75.8 million nearly doubled from $38.1 million of GWP we wrote during the three months ended March 31, 2020. Despite our shift to Proportional Reinsurance Contracts in July 2020 where we cede 75% of our premiums to our reinsurers, our total revenue was $23.5 million for the three months ended March 31, 2021 in comparison to $26.2 million for the three months ended March 31, 2020. Net loss was $49.0 million for the three months ended March 31, 2021 as compared to $36.5 million for the three months ended March 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations — Revenue — Gross Written Premium.”

For the three months ended March 31, 2021, our gross loss ratio of 121% was significantly impacted by the severe winter storm that affected our customers in the states of Texas and Oklahoma during the period ("Winter Storm Uri"). The impact of this winter storm, along with other catastrophe losses, on our gross loss ratio for the three months ended March 31, 2021 was 50%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics and Results of Operations."
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
On January 14, 2021, we completed a Follow-on Offering of common stock (the "Follow-on Offering"), which resulted in the issuance and sale of 3,300,000 shares of common stock by us and 1,524,314 shares of common stock by certain selling shareholders, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million to us after deducting underwriting discounts.
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
This resilience is reflected in our results. As of March 31, 2021, our in force premium, or IFP, was about 89% higher than it was on March 31, 2020. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium." Likewise, the growth in our IFP during the three months ended March 31, 2021 was 99% greater than it was during the corresponding period in 2020. Each marketing dollar spent during the three months ended March 31, 2021 generated 37% more IFP than the equivalent spend did during the three months ended March 31, 2020.

While the global economy began to reopen in the first quarter of 2021, there remains to be an uncertainty about the duration and ultimate impact of COVID-19, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. Therefore, the financial impact of COVID-19 on our business could change and cannot be accurately predicted at this time.

See “Risk Factors — Risks Relating to our Industry — Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.” in the Annual Report on Form 10-K.

Reinsurance

We obtain reinsurance to help manage our exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured, see "Risk Factors - Risks Relating to Our Business" and "Risks relating to our Industry" in our Annual Report on Form 10-K.
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
Ceded Written Premium
Ceded written premium is the amount of gross written premium ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premium is impacted by the level of our gross written premium and any decision we make to increase or decrease in reinsurance limits, retention levels and co-participation. Our ceded written premium can also be impacted significantly in certain periods due to changes in reinsurance agreements. In periods where we start or stop ceding a large volume of our premium, ceded written premium may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends.
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
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, and the gains or losses from the sale of investments. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.

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
Expense
Loss and Loss Adjustment Expense, Net
Loss and loss adjustment expense ("LAE"), net represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE may be paid out over a period of years. Certain policies we write are subject to catastrophe losses. Catastrophe losses are losses resulting from events involving claims and policyholders, including earthquakes, hurricanes, floods, storms, terrorist acts or other aggregating events that are designated by internationally recognized organizations, such as Property Claims Services, that track and report on insured losses resulting from catastrophic events.
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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2021	2020
	($ in millions, except Premium per customer)
Customers (end of period)	1,096,618	729,325
In force premium (end of period)	$251.7	$133.3
Premium per customer (end of period)	$229	$183
Annual dollar retention	81%	70%
Total revenue	$23.5	$26.2
Gross earned premium	$56.2	$30.5
Gross profit	$1.9	$4.6
Adjusted gross profit	$5.0	$5.4
Net loss	$(49.0)	$(36.5)
Adjusted EBITDA	$(41.3)	$(22.4)
Gross profit margin	8%	18%
Adjusted gross profit margin	21%	21%
Ratio of Adjusted Gross Profit to Gross Earned Premium	9%	18%
Gross loss ratio	121%	72%
Net loss ratio	120%	72%
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
In Force Premium
We define in force premium ("IFP"), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
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
Annual Dollar Retention
We define Annual Dollar Retention ("ADR"), as the percentage of IFP retained over a twelve month period, inclusive of changes in policy value, changes in number of policies, changes in policy type, and churn. To calculate ADR we first aggregate the IFP from all active customers at the beginning of the period and then aggregate the IFP from those same customers at the end of the period. ADR is then equal to the ratio of ending IFP to beginning IFP. We believe that our calculation of ADR is useful to analysts and investors because it captures our ability to retain customers and sell additional products and coverage to them over time. We view ADR as an important metric to measure our ability to provide a delightful end-to-end customer experience, satisfy our customers’ evolving insurance needs and maintain our customers’ trust in our products. Our customers become more valuable to us every year they continue to subscribe to our products. Other companies, including companies in our industry, may calculate ADR differently or not at all, which reduces the usefulness of ADR as a tool for comparison.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change	% Change
	($ in millions)
Revenue
Net earned premium	$13.8	$25.3	$(11.5)	(45)%
Ceding commission income	9.0	—	9.0	N/A
Net investment income	0.2	0.9	(0.7)	(78)%
Commission and other income	0.5	—	0.5	N/A
Total revenue	23.5	26.2	(2.7)	(10)%
Expense
Loss and loss adjustment expense, net	16.5	18.2	(1.7)	(9)%
Other insurance expense	4.8	3.3	1.5	45%
Sales and marketing	29.1	19.2	9.9	52%
Technology development	7.1	3.5	3.6	103%
General and administrative	14.1	18.2	(4.1)	(23)%
Total expense	71.6	62.4	9.2	15%
Loss before income taxes	(48.1)	(36.2)	(11.9)	33%
Income tax expense	0.9	0.3	0.6	200%
Net loss	$(49.0)	$(36.5)	$(12.5)	34%

Net Earned Premium

Net earned premium decreased $11.5 million, or 45%, to $13.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the earning of increased gross written premium mostly offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended March 31,
	2021	2020	Change	% Change
	($ in millions)
Gross written premium	$75.8	$38.1	$37.7	99%
Ceded written premium	(55.6)	(4.3)	(51.3)	1193%
Net written premium	$20.2	$33.8	$(13.6)	(40)%
Gross written premium increased $37.7 million, or 99%, to $75.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to a 50% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. Since March 31, 2020, we began writing policies in 9 additional U.S. states, launched a pet health insurance product in the U.S., and expanded internationally into the Netherlands and France. We also saw a 25% increase in premiums per customer year over year primarily due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $51.3 million, or 1,193%, to $55.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the impact of the change in reinsurance arrangement. On July 1, 2020, we entered into Proportional Reinsurance Contracts where we cede 75% of our written premiums to our reinsurers that cover all of our products and geographies, and premium was ceded both on new policies written or renewed, as well as a portion of the unearned premium reserve.

Net written premium decreased $13.6 million, or 40%, to $20.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to the $51.3 million, or 1,193%, increase in ceded written premium offset by the increase in gross written premium for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to (75)% for the three months ended March 31, 2021, as compared to (17)% for the three months ended March 31, 2020 primarily due to the new Proportional Reinsurance Contracts.

	Three Months Ended March 31,
	2021	2020	Change	% Change
	($ in millions)
Gross earned premium	$56.2	$30.5	$25.7	84%
Ceded earned premium	(42.4)	(5.2)	(37.2)	715%
Net earned premium	$13.8	$25.3	$(11.5)	(45)%

Ceding Commission Income
Ceding commission income of $9.0 million was recognized for the three months ended March 31, 2021 based on earned premium ceded related to the quota-share reinsurance agreements with third-party reinsurers during the period.
Net Investment Income
Net investment income decreased $0.7 million, or 78%, to $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior period. We mainly invest in cash, money market funds, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income of $0.5 million was recognized for the three months ended March 31, 2021 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $1.7 million, or 9%, to $16.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by the change in reinsurance structure in which approximately 75% of loss and LAE is ceded to reinsurers. The decrease was partially offset by net incurred losses of $6.5 million relating to Winter Storm Uri that affected our customers in the states of Texas and Oklahoma.
Other Insurance Expense
Other insurance expense increased $1.5 million, or 45%, to $4.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to employee-related expense, including stock-based compensation, which increased by $0.9 million, or 113%, as compared to the three months ended March 31, 2020, driven by an increase in underwriting staff to support our continued growth. Credit card processing fees increased $0.5 million, or 56%, as a result of the increase in customers and associated premium. Professional fees and other increased $0.5 million, or 63%, primarily in support of growth and expansion initiatives for new products. These increases were offset by a $0.4 million, or 50%, decrease in amortization of deferred acquisitions costs, net of ceding commissions.

Sales and Marketing
Sales and marketing expense increased $9.9 million, or 52%, to $29.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $6.7 million, or 46%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $3.1 million, or 97%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets.
Technology Development
Technology development expense increased $3.6 million, or 103%, to $7.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $3.3 million, or 122%, as compared to the three months ended March 31, 2020, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.3 million, or 100%.
General and Administrative
General and administrative expense decreased $4.1 million, or 23%, to $14.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. After taking into account the impact of the $12.2 million non-cash expense recognized during the three months ended March 31, 2020 in connection with the contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share, general and administrative expense increased $8.1 million, or 135%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Employee-related expense, including stock-based compensation, increased by $4.6 million, or 164%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $2.3 million, or 2,300%. Depreciation expense increased $0.6 million or 200%, and bad debt expense increased by $0.5 million, or 125%.
Income Tax Expense
Income tax expense increased $0.6 million, or 200%, to $0.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $12.5 million, or 34%, to $49.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the factors described above.

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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income plus fixed cost and overhead associated with our underwriting operations including employee-related expense and professional fees and other, and depreciation and amortization allocated to cost of revenue. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Total revenue	$23.5	$26.2
Adjustments:
Loss and loss adjustment expense, net	$(16.5)	$(18.2)
Other insurance expense	(4.8)	(3.3)
Depreciation and amortization	(0.3)	(0.1)
Gross profit	$1.9	$4.6
Gross profit margin (% of total revenue)	8%	18%
Adjustments:
Net investment income	$(0.2)	$(0.9)
Employee-related expense	1.7	0.9
Professional fees and other	1.3	0.7
Depreciation and amortization	0.3	0.1
Adjusted gross profit	$5.0	$5.4
Adjusted gross profit margin (% of total revenue)	21%	21%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Numerator: Adjusted gross profit	$5.0	$5.4
Denominator: Gross earned premium	$56.2	$30.5
Ratio of Adjusted Gross Profit to Gross Earned Premium	9%	18%

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

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Net loss	$(49.0)	$(36.5)
Adjustments:
Income tax expense	0.9	0.3
Depreciation and amortization	0.9	0.3
Stock-based compensation	6.1	2.2
Contribution to the Lemonade Foundation	—	12.2
Net investment income	(0.2)	(0.9)
Adjusted EBITDA	$(41.3)	$(22.4)

Liquidity and Capital Resources
As of March 31, 2021, we had $1,174.4 million in cash and cash equivalents. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of March 31, 2021 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of March 31, 2021, cash and short-term investments held by these companies was $141.4 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2021, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Net cash used in operating activities	$(40.3)	$(19.4)
Net cash (used in) provided by investing activities	$(2.0)	$23.5
Net cash provided by financing activities	$646.4	$—

Operating Activities
Cash used in operating activities was $40.3 million for the three months ended March 31, 2021, an increase of $20.9 million from $19.4 million for the three months ended March 31, 2020. This reflected the $12.5 million increase in our net loss, offset by increases in unearned premium and unpaid loss and loss adjustment expense, that exceeded the increases in premiums receivable, prepaid reinsurance premium and amounts expected to be recovered from our reinsurance partners. The decrease in cash used in operating activities from three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the volume and timing of premium receipts, claim payments and settlements with our reinsurance partners.

Cash used in operating activities was $19.4 million for three months ended March 31, 2020. This resulted from our net loss of $36.5 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense and accrued and other liabilities partially offset by increases in premiums receivables and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash used in investing activities was $2.0 million for the three months ended March 31, 2021 primarily due to purchases in property and equipment during the period.
Cash provided by investing activities was $23.5 million for the three months ended March 31, 2020 primarily due to proceeds from the sale or maturity of fixed income securities, offset by purchases of short-term investments and U.S. government obligations and purchases of property and equipment.
Financing Activities
Cash provided by financing activities was $646.4 million for the three months ended March 31, 2021 primarily due to proceeds received from our Follow-on Offering as discussed above.
There were no financing activities for the three months ended March 31, 2020.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,181.2 million in cash and investment securities available at March 31, 2021, including $640.3 million in net proceeds from our Follow-on Offering. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2021, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2021, none of our fixed maturity portfolio was unrated or rated below investment grade.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are not subject to any material legal proceedings.
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.1*	Form of Option Agreement under the 2020 Incentive Award Plan (Israel)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	May 12, 2021	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	May 12, 2021	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer