Form 10-Q
period 2021-06-30
Lemonade, Inc.
filed 2021-08-11
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2021, the registrant had 61,556,857 shares of common stock, $0.00001 par value per share, outstanding.

		Page
	Cautionary Note Regarding Forward-Looking Statements	2
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	6
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	48

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $71.3 million and $6.4 million as of June 30, 2021 and December 31, 2020)	$71.2	$6.6
Total investments	71.2	6.6
Cash, cash equivalents and restricted cash	1,092.7	571.4
Premium receivable, net of allowance for doubtful accounts of $0.7 million and $0.5 million as of June 30, 2021 and December 31, 2020	108.1	86.1
Reinsurance recoverable	64.7	49.0
Prepaid reinsurance premium	120.3	91.3
Deferred acquisition costs	4.9	3.5
Property and equipment, net	8.8	5.7
Intangible assets	0.6	0.6
Other assets	16.0	14.5
Total assets	$1,487.3	$828.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$64.7	$46.3
Unearned premium	166.0	123.8
Trade payables	1.3	1.4
Funds held for reinsurance treaties	77.6	62.1
Deferred ceding commission	30.1	22.4
Ceded premium payable	18.0	13.0
Other liabilities and accrued expenses	28.0	18.7
Total liabilities	385.7	287.7
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.00001 par value, 200,000,000 shares authorized; 61,532,127 and 56,774,294 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,525.9	859.8
Accumulated deficit	(425.2)	(320.6)
Accumulated other comprehensive income	0.9	1.8
Total stockholders' equity	1,101.6	541.0
Total liabilities and stockholders' equity	$1,487.3	$828.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Net earned premium	$16.3	$29.2	$30.1	$54.5
Ceding commission income	10.6	0.4	19.6	0.4
Net investment income	0.2	0.2	0.4	1.1
Commission and other income	1.1	0.1	1.6	0.1
Total revenue	28.2	29.9	51.7	56.1

Expense
Loss and loss adjustment expense, net	13.0	20.5	29.5	38.7
Other insurance expense	5.2	4.0	10.0	7.3
Sales and marketing	33.1	16.1	62.2	35.3
Technology development	14.0	4.2	21.1	7.7
General and administrative	15.8	5.8	29.9	24.0
Total expense	81.1	50.6	152.7	113.0
Loss before income taxes	(52.9)	(20.7)	(101.0)	(56.9)
Income tax expense	2.7	0.3	3.6	0.6
Net loss	$(55.6)	$(21.0)	$(104.6)	$(57.5)

Other comprehensive income, net of tax
Unrealized (loss) gain on investments	(0.2)	0.2	(0.1)	0.2
Foreign currency translation adjustment	0.3	—	1.0	—
Comprehensive loss	$(55.5)	$(20.8)	$(103.7)	$(57.3)

Per share data:
Net loss per share attributable to common stockholders —basic and diluted	$(0.90)	$(1.77)	$(1.72)	$(4.89)

Weighted average common shares outstanding—basic and diluted	61,444,958	11,891,979	60,643,764	11,750,198

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
($ in millions, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	—	—	4,018,647	—	640.3	—	—	640.3
Exercise of stock options	—	—	577,162	—	6.1	—	—	6.1
Stock-based compensation	—	—	—	—	6.1	—	—	6.1
Net loss	—	—	—	—	—	(49.0)	—	(49.0)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2021	—	$—	61,370,103	$—	$1,512.3	$(369.6)	$1.0	$1,143.7
Exercise of stock options	—	—	162,024	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	11.9	—	—	11.9
Net loss	—	—	—	—	—	(55.6)	—	(55.6)
Other comprehensive income	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2021	—	$—	61,532,127	$—	$1,525.9	$(425.2)	$0.9	$1,101.6

Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Exercise of stock options	—	—	54,374	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Net loss	—	—	—	—	—	(36.5)	—	(36.5)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2020	31,557,107	$480.2	11,825,602	$—	$30.1	$(234.8)	$0.1	$(204.6)
Exercise of stock options	—	—	30,562	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Release of shares upon repayment	—	—	513,537	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(21.0)	—	(21.0)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2020	31,557,107	$480.2	12,369,701	$—	$33.9	$(255.8)	$0.3	$(221.6)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(104.6)	$(57.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1.7	0.7
Stock-based compensation	18.0	4.6
Amortization of discount on bonds	—	(0.3)
Provision for bad debts	2.3	0.9
Common shares contribution to the Lemonade Foundation	—	12.2
Changes in operating assets and liabilities:
Premium receivable	(24.4)	(11.6)
Reinsurance recoverable	(15.7)	(5.9)
Prepaid reinsurance premium	(29.0)	1.0
Deferred acquisition costs	(1.4)	(0.7)
Other assets	(1.5)	(3.5)
Unpaid loss and loss adjustment expense	18.4	7.1
Unearned premium	42.2	18.9
Trade payables	(0.1)	0.1
Funds held for reinsurance treaties	15.5	—
Deferred ceding commissions	7.7	—
Ceded premium payable	5.0	1.6
Other liabilities and accrued expenses	9.4	(2.9)
Net cash used in operating activities	(56.5)	(35.3)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	—	40.0
Proceeds from bonds sold or matured	—	2.2
Cost of short-term investments acquired	—	(14.9)
Cost of bonds acquired	(64.6)	(2.9)
Purchases of property and equipment	(4.7)	(1.9)
Net cash (used in) provided by investing activities	(69.3)	22.5
Cash flows from financing activities:
Proceeds from Follow-on Offering, net of underwriting discounts and commissions and offering costs	640.3	—
Proceeds from release of shares upon repayment	—	1.3
Proceeds from stock exercises	7.8	0.1
Net cash provided by financing activities	648.1	1.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(0.1)
Net increase in cash, cash equivalents and restricted cash	521.3	(11.5)
Cash, cash equivalents and restricted cash at beginning of period	571.4	270.3
Cash, cash equivalents and restricted cash at end of period	$1,092.7	$258.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.1	$0.8

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
Risk and Uncertainties
The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the three and six months ended June 30, 2021 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
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
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverables on unpaid losses, valuation allowance on deferred tax assets and valuation on stock-based compensation prior to the Company's IPO.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2021 and December 31, 2020 ($ in millions):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$1,092.4	$570.8
Restricted cash	0.3	0.6
Total cash, cash equivalents and restricted cash	$1,092.7	$571.4
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash relates to security deposits for office leases in Israel. The carrying value of restricted cash approximates fair value.
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
5.Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investments as of June 30, 2021 and December 31, 2020 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2021
U.S. Government obligations	$71.3	$0.1	$(0.2)	$71.2
Total	$71.3	$0.1	$(0.2)	$71.2

December 31, 2020
U.S. Government obligations	$6.4	$0.2	$—	$6.6
Total	$6.4	$0.2	$—	$6.6

Gross unrealized losses amounted to $0.2 million as of June 30, 2021. Gross unrealized losses were less than $0.1 million as of December 31, 2020. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of bonds as of June 30, 2021 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Cost or Amortized Cost	Fair Value
Due in one year or less	$1.1	$1.1
Due after one year through five years	70.2	70.1
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$71.3	$71.2

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on cash and cash equivalents	$0.1	$0.1	$0.3	$0.8
Bonds	0.1	—	0.1	—
Short-term investments	—	0.1	—	0.3
Total net investment income	$0.2	$0.2	$0.4	$1.1

Investment gains and losses
The Company did not have any pre-tax net realized capital gains or losses for the three and six months ended June 30, 2021 and 2020.

Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s available-for-sale bond securities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
U.S. Government obligations	$—	$(0.2)	$—	$—	$—	$(0.2)
Total	$—	$(0.2)	$—	$—	$—	$(0.2)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

There were no investments in gross unrealized loss position for twelve months or more as of June 30, 2021. Gross unrealized losses for U.S. Government Bonds was less than $0.1 million for twelve months or more as of December 31, 2020.
The gross unrealized investment losses as of June 30, 2021 and December 31, 2020, were deemed to be temporary, based on, among other things:
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
As of June 30, 2021 and December 31, 2020, none of the debt securities were held in unrealized loss position for 12 months or more.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of June 30, 2021 and December 31, 2020 ($ in millions):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$71.2	$—	$71.2
Total	$—	$71.2	$—	$71.2

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government obligations	$—	$6.6	$—	$6.6
Total	$—	$6.6	$—	$6.6
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2021 and December 31, 2020, respectively.

7. Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the six months ended June 30, 2021 and 2020 ($ in millions):

	Six Months Ended June 30,
	2021	2020
Unpaid loss and LAE at beginning of period	$46.3	$28.2
Less: Reinsurance recoverable at beginning of period (1)	36.3	18.5
Net unpaid loss and LAE at beginning of period	10.0	9.7
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	29.9	33.5
Prior years	(0.4)	5.2
Total incurred	29.5	38.7
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	19.0	24.4
Prior years	5.5	13.2
Total paid	24.5	37.6
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	15.0	10.8
Reinsurance recoverable at end of period (1)	49.7	24.5
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$64.7	$35.3
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had unfavorable development on net loss and LAE reserves of $0.4 million for the six months ended June 30, 2021, and favorable development on net loss and LAE reserves of $5.2 million for the six months ended June 30, 2020. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the six months ended June 30, 2021, current accident year incurred loss and LAE included $6.2 million of net incurred loss and LAE from the severe winter storm that affected our customers in the states of Texas and Oklahoma. The net incurred loss and LAE from Winter Storm Uri as of June 30, 2021 represents the Company's best estimates based upon information currently available.
Through June 30, 2021, the Company has proportional reinsurance contracts which cover all of the Company's products and geographies, and transfer, or “cede,” 75% of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers pay a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all claims. The Company opted to manage the remaining 25% of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts"). The majority of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. The Company's Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term.

A portion of the Company’s proportional reinsurance program expired on June 30, 2021. The Company renewed the majority of the expiring reinsurance contracts at terms that are very similar to the prior agreements. As the business continues to grow and diversify, and with stability in our insurance results, the Company decreased the overall share of proportional reinsurance from 75% of premium to 70%. In addition, the Company purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

8.Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of June 30, 2021 and December 31, 2020 consist of the following ($ in millions):

	June 30,	December 31,
	2021	2020
Accrued advertising costs	$10.3	$6.8
Employee compensation payable	3.8	3.7
Premium taxes payable	3.0	3.2
Income tax payable	2.6	0.3
Advance premium	2.5	—
Accrued professional fees	2.4	2.6
VAT payable	0.2	0.2
Other payables	3.2	1.9
Total other liabilities and accrued expenses	$28.0	$18.7

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
As of both June 30, 2021 and December 31, 2020, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 13). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.
Undesignated Preferred Stock
As of both June 30, 2021 and December 31, 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both June 30, 2021 and December 31, 2020, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2021, the 2020 Plan was increased by 2,838,412 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2020. As of June 30, 2021, there were 5,890,700 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2021, the 2020 ESPP was increased by 567,682 shares, equal to 1% of the aggregate number of outstanding common stock as of December 31, 2020. As of June 30, 2021, there were no shares of common stock issued under the 2020 ESPP.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of June 30, 2021, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
Options granted to employees and non-employees
The fair value of each option granted for the six months ended June 30, 2021 and 2020 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Six Months Ended June 30,
	2021	2020
Weighted average expected term (years)	6.3	6.1
Risk-free interest rate	1.3%	1.0%
Volatility	49%	40%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4,944,711	$20.50	8.30	$506.58
Granted	2,052,325	102.81
Exercised	(739,186)	10.56
Cancelled	(223,241)	39.21
Outstanding as of June 30, 2021	6,034,609	$48.65	8.51	$382.66
Options exercisable as of June 30, 2021	1,720,686	$13.51	7.20	$165.22
Options unvested as of June 30, 2021	4,313,923	$62.65	9.03	$217.44

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	57,004	151.58
Vested	—	—
Cancelled	(1,875)	159.02
Outstanding as of June 30, 2021	55,129	$151.33
.
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted included and classified in the condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss and loss adjustment expense, net	$0.5	$0.1	$0.7	$0.1
Other insurance expense	0.2	0.2	0.4	0.4
Sales and marketing	1.3	0.6	2.4	1.3
Technology development	6.8	0.7	7.5	1.3
General and administrative	3.1	0.8	7.0	1.5
Total stock-based compensation expense	$11.9	$2.4	$18.0	$4.6
Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$10.5	$2.4	$16.0	$4.6
RSUs	1.4	—	2.0	—
Total stock-based compensation expense	$11.9	$2.4	$18.0	$4.6
The total unrecognized expense granted to employees and non-employees outstanding at June 30, 2021 was $108.2 million for the stock options and $6.4 million for the RSUs, with a remaining weighted-average vesting period of 1.5 years for the stock options and 1.5 years for the RSUs.

11.    Income Taxes
Effective tax rates
The consolidated effective tax rate for the six months ended June 30, 2021 and 2020 was (3.6)% and (1.0)%, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of its wholly-owned subsidiaries in Israel and the Netherlands. The Company believes that as of June 30, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of June 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief in measures in response to the economic conditions due to the COVID-19 pandemic. As of June 30, 2021, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company's effective tax rate.

12.    Net Loss per Share
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(55.6)	$(21.0)	$(104.6)	$(57.5)
Denominator:
Weighted average common shares outstanding — basic and diluted	61,444,958	11,891,979	60,643,764	11,750,198
Net loss per share attributable to common stockholders — basic and diluted	$(0.90)	$(1.77)	$(1.72)	$(4.89)
The Company’s potentially dilutive securities, which include stock options, unvested RSUs and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded unvested RSUs and outstanding options to purchase common stock of 6,089,738 and 4,578,520 for the six months ended June 30, 2021 and 2020, respectively, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

13.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred less than $0.1 million of travel related expenses during the three and six months ended June 30, 2021, and less than $0.1 million of travel related expenses was incurred during the three and six months ended June 30, 2020.
The Company has historically leased office spaces in the United States and The Netherlands from an affiliate. Rental expense amounted to less than $0.1 million was incurred for the three and six months ended June 30, 2021, and less than $0.1 million for the three and six months ended June 30, 2020. There were no outstanding amounts due to or from related parties as of June 30, 2021 and December 31, 2020.
The Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. Effective July 2021, the Company's President and Chief Operating Officer became the Company's Co-Chief Executive Officer. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 9). The Company recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution for the year ended December 31, 2020. In connection with the Follow-on Offering as discussed in Note 9, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of June 30, 2021, there were no outstanding amounts due to or from the Lemonade Foundation.

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
Aggregate minimum rental commitments under non-cancelable leases at June 30, 2021 are as follows ($ in millions):

2021 (remaining six months)	$2.6
2022	4.9
2023	2.8
2024	2.8
2025 and thereafter	4.1
$17.2
Expenses for lease of facilities for the three and six months ended June 30, 2021 were $1.1 million and $2.1 million, respectively, and for the three and six months ended June 30, 2020 were $1.0 million and $1.9 million, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Charges and guarantees
The Company provided guarantees with respect to office leases in an aggregate amount of $0.3 million as of June 30, 2021 and $0.6 million as of December 31, 2020.

15.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril and inland marine lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$22.2	24.8%	$9.9	21.2%	$41.4	25.0%	$19.3	22.8%
Texas	18.7	20.9%	11.8	25.3%	33.7	20.4%	20.6	24.3%
New York	10.9	12.2%	5.3	11.3%	20.9	12.6%	10.2	12.0%
Georgia	4.3	4.8%	2.8	6.0%	8.0	4.8%	4.9	5.8%
Illinois	4.1	4.6%	2.6	5.6%	7.1	4.3%	4.2	5.0%
New Jersey	3.7	4.1%	1.6	3.4%	6.8	4.1%	3.1	3.7%
Pennsylvania	2.3	2.6%	1.1	2.4%	4.1	2.5%	1.8	2.1%
Michigan	1.9	2.1%	1.4	3.0%	3.5	2.1%	2.4	2.8%
Colorado	2.0	2.2%	0.8	1.7%	3.4	2.1%	1.5	1.8%
Maryland	1.8	2.0%	0.9	1.9%	3.4	2.1%	1.7	2.0%
All other	17.6	19.7%	8.5	18.2%	33.0	20.0%	15.1	17.7%
	$89.5	100.0%	$46.7	100.0%	$165.3	100.0%	$84.8	100.0%

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
This powerful trifecta, delightful experience, aligned values, and great prices, has delivered rapid growth alongside steadily improving results. During the six months ended June 30, 2021, our gross written premium, or GWP, of $165.3 million nearly doubled from the $84.8 million of GWP we wrote during the six months ended June 30, 2020. Despite our shift to Proportional Reinsurance Contracts in July 2020 where we cede 75% of our premiums to our reinsurers, our total revenue was $51.7 million for the six months ended June 30, 2021 in comparison to $56.1 million for the six months ended June 30, 2020. Net loss was $104.6 million for the six months ended June 30, 2021 as compared to $57.5 million for the six months ended June 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations — Revenue — Gross Written Premium.”

For the six months ended June 30, 2021, our gross loss ratio of 96% was significantly impacted by the severe winter storm that affected our customers in the states of Texas and Oklahoma during the period ("Winter Storm Uri"). The impact of this winter storm, along with other catastrophe losses, on our gross loss ratio for the six months ended June 30, 2021 was 27%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics and Results of Operations."
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
This resilience is reflected in our results. As of June 30, 2021, our in force premium, or IFP, was about 91% higher than it was on June 30, 2020. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium."

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
Through June 30, 2021, we have proportional reinsurance covering 75% of our business. Under the proportional reinsurance contracts, which cover all of our products and geographies, we transfer, or “cede,” 75% of our premium to our reinsurers (“Proportional Reinsurance Contracts”). In exchange, these reinsurers pay us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross profit margin, from the volatility of claims, while boosting our capital efficiency dramatically. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance. We have achieved this through the non-proportional reinsurance contracts (“Non-Proportional Reinsurance Contracts”). The majority of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2021. Our Non-Proportional Reinsurance Contracts are likewise effective as of July 1, 2020, and have a one-year term.
A portion of Lemonade’s proportional reinsurance program expired on June 30, 2021. We renewed the majority of the expiring reinsurance contracts at terms that are very similar to the prior agreements. As the business continues to grow and diversify, and with stability in our insurance results, we decreased the overall share of proportional reinsurance from 75% of premium to 70%. In addition, we purchased a new reinsurance program to protect us against natural catastrophe risk in the U.S. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

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

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for additional information on non-GAAP financial measures. and a reconciliation to the most comparable GAAP measures.
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	1,206,172	814,160	1,206,172	814,160
In force premium (end of period)	$296.8	$155.1	$296.8	$155.1
Premium per customer (end of period)	$246	$190	$246	$190
Annual dollar retention (end of period)	82%	73%	82%	73%
Total revenue	$28.2	$29.9	$51.7	$56.1
Gross earned premium	$66.9	$35.3	$123.1	$65.8
Gross profit	$9.8	$5.4	$11.7	$10.0
Adjusted gross profit	$12.8	$7.0	$17.8	$12.4
Net loss	$(55.6)	$(21.0)	$(104.6)	$(57.5)
Adjusted EBITDA	$(40.4)	$(18.2)	$(81.7)	$(40.6)
Gross profit margin	35%	18%	23%	18%
Adjusted gross profit margin	45%	23%	34%	22%
Ratio of Adjusted Gross Profit to Gross Earned Premium	19%	20%	14%	19%
Gross loss ratio	74%	67%	96%	70%
Net loss ratio	80%	70%	98%	71%
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
In Force Premium
We define in force premium ("IFP"), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects approximately 1% of IFP.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change	% Change
	($ in millions)
Revenue
Net earned premium	$16.3	$29.2	$(12.9)	(44)%
Ceding commission income	10.6	0.4	10.2	2,550%
Net investment income	0.2	0.2	—	—%
Commission and other income	1.1	0.1	1.0	1,000%
Total revenue	28.2	29.9	(1.7)	(6)%
Expense
Loss and loss adjustment expense, net	13.0	20.5	(7.5)	(37)%
Other insurance expense	5.2	4.0	1.2	30%
Sales and marketing	33.1	16.1	17.0	106%
Technology development	14.0	4.2	9.8	233%
General and administrative	15.8	5.8	10.0	172%
Total expense	81.1	50.6	30.5	60%
Loss before income taxes	(52.9)	(20.7)	(32.2)	156%
Income tax expense	2.7	0.3	2.4	800%
Net loss	$(55.6)	$(21.0)	$(34.6)	165%

Net Earned Premium

Net earned premium decreased $12.9 million, or 44%, to $16.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the earning of increased gross written premium mostly offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended June 30,
	2021	2020	Change	% Change
	($ in millions)
Gross written premium	$89.5	$46.7	$42.8	92%
Ceded written premium	(66.5)	(6.0)	(60.5)	1,008%
Net written premium	$23.0	$40.7	$(17.7)	(43)%
Gross written premium increased $42.8 million, or 92%, to $89.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a 48% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. Since June 30, 2020, we began writing policies in 9 additional U.S. states, launched a pet health insurance product in the U.S., and expanded internationally into the Netherlands and France. We also saw a 29% increase in premiums per customer year over year primarily due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $60.5 million, or 1,008%, to $66.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the impact of the change in reinsurance arrangement. On July 1, 2020, we entered into Proportional Reinsurance Contracts where we cede 75% of our written premiums to our reinsurers that cover all of our products and geographies, and premium was ceded both on new policies written or renewed, as well as a portion of the unearned premium reserve.

Net written premium decreased $17.7 million, or 43%, to $23.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to the $60.5 million, or 1,008%, increase in ceded written premium offset by the increase in gross written premium for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 76% for the three months ended June 30, 2021, as compared to 17% for the three months ended June 30, 2020 primarily due to the new Proportional Reinsurance Contracts.

	Three Months Ended June 30,
	2021	2020	Change	% Change
	($ in millions)
Gross earned premium	$66.9	$35.3	$31.6	90%
Ceded earned premium	(50.6)	(6.1)	(44.5)	730%
Net earned premium	$16.3	$29.2	$(12.9)	(44)%

Ceding Commission Income
Ceding commission income of $10.6 million was recognized for the three months ended June 30, 2021 based on earned premium ceded related to the quota-share reinsurance agreements with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $0.2 million for the three months ended June 30, 2021 and three months ended June 30, 2020. We mainly invest in cash, money market funds, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government, and net investment income for the period is primarily driven by interest rates on investment balances.
Commission and Other Income
Commission and other income of $1.1 million was recognized for the six months ended June 30, 2021 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $7.5 million, or 37%, to $13.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by the change in reinsurance structure in which approximately 75% of loss and LAE is ceded to reinsurers.
Other Insurance Expense
Other insurance expense increased $1.2 million, or 30%, to $5.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to employee-related expense, including stock-based compensation, which increased by $0.7 million, or 70%, as compared to the three months ended June 30, 2020, driven by an increase in underwriting staff to support our continued growth. Credit card processing fees increased $0.6 million, or 60%, as a result of the increase in customers and associated premium. Professional fees and other increased $0.6 million, or 86%, primarily in support of growth and expansion initiatives for new products. These increases were offset by a $0.6 million, or 50%, decrease in amortization of deferred acquisitions costs, net of ceding commissions.

Sales and Marketing
Sales and marketing expense increased $17.0 million, or 106%, to $33.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $13.8 million, or 124%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $2.7 million, or 75%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new products and markets.
Technology Development
Technology development expense increased $9.8 million, or 233%, to $14.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $9.3 million, or 258%, as compared to the three months ended June 30, 2020, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.5 million, or 125%.
General and Administrative
General and administrative expense increased $10.0 million, or 172%, to $15.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Employee-related expense, including stock-based compensation, increased by $4.2 million, or 150%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $2.2 million, or 1,100%. Bad debt expense increased by $0.9 million, or 180%, and depreciation expense increased $0.5 million or 167%. Legal, accounting and other professional fees increased $0.5 million, or 45%, to support the compliance requirements necessary to operate as a public company. Software costs increased $0.5 million, or 250%.
Income Tax Expense
Income tax expense increased $2.4 million, or 800%, to $2.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $34.6 million, or 165%, to $55.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the factors described above.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change	% Change
	($ in millions)
Revenue
Net earned premium	$30.1	$54.5	$(24.4)	(45)%
Ceding commission income	19.6	0.4	19.2	4,800%
Net investment income	0.4	1.1	(0.7)	(64)%
Commission and other income	1.6	0.1	1.5	1,500%
Total revenue	51.7	56.1	(4.4)	(8)%
Expense
Loss and loss adjustment expense, net	29.5	38.7	(9.2)	(24)%
Other insurance expense	10.0	7.3	2.7	37%
Sales and marketing	62.2	35.3	26.9	76%
Technology development	21.1	7.7	13.4	174%
General and administrative	29.9	24.0	5.9	25%
Total expense	152.7	113.0	39.7	35%
Loss before income taxes	(101.0)	(56.9)	(44.1)	78%
Income tax expense	3.6	0.6	3.0	500%
Net loss	$(104.6)	$(57.5)	$(47.1)	82%
Net Earned Premium
Net earned premium decreased $24.4 million, or 45%, to $30.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the earning of increased gross written premium, partially offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under "Reinsurance".

	Six Months Ended June 30,
	2021	2020	Change	% Change
	($ in millions)
Gross written premium	$165.3	$84.8	$80.5	95%
Ceded written premium	(122.1)	(10.3)	(111.8)	1,085%
Net written premium	$43.2	$74.5	$(31.3)	(42)%
Gross written premium increased $80.5 million, or 95%, to $165.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a 48% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. Since June 30, 2020, we began writing policies in 9 additional U.S. states, launched a pet health insurance product in the U.S., and expanded internationally into the Netherlands and France. We also saw a 29% increase in premiums per customer year over year due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $111.8 million, or 1,085%, to $122.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. On July 1, 2020, we entered into Proportional Reinsurance Contracts where we cede 75% of our premiums to our reinsurers and covers all of our products and geographies. Under the new agreements, premium was ceded both on new policies written or renewed on and after July 1, 2020, as well as a portion of the unearned premium reserve.

Net written premium decreased $31.3 million, or 42%, to $43.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to the $111.8 million, or 1,085%, increase in ceded written premiums offset by the increase in gross written premium for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 76% for the six months ended June 30, 2021, as compared to 17% for the six months ended June 30, 2020 primarily due to the new Proportional Reinsurance Contracts.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	($ in millions)
Gross earned premium	$123.1	$65.8	$57.3	87%
Ceded earned premium	(93.0)	(11.3)	$(81.7)	723%
Net earned premium	$30.1	$54.5	$(24.4)	(45)%

Ceding Commission Income
Ceding commission income of $19.6 million was recognized for the six months ended June 30, 2021 based on earned premium ceded related to the quota-share reinsurance agreements to third-party reinsurers during the period.
Net Investment Income
Net investment income decreased $0.7 million, or 64%, to $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior year period. We mainly invest in cash, money market funds, U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income of $1.6 million was recognized for the six months ended June 30, 2021 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $9.2 million, or 24%, to $29.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily driven by the change in reinsurance structure in which approximately 75% of loss and LAE is ceded to reinsurers. The decrease was partially offset by net incurred losses of $6.2 million relating to Winter Storm Uri that affected our customers in the states of Texas and Oklahoma.
Other Insurance Expense
Other insurance expense increased $2.7 million, or 37%, to $10.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $1.1 million, or 58%, increase in credit card processing fees as a result of the increase in customers and associated premiums. Employee-related expense, including stock-based compensation, increased by $1.6 million, or 89%, as compared to the six months ended months ended June 30, 2020, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $1.1 million, or 73%, primarily in support of growth and expansion initiatives. These increases were offset by $1.0 million, or 50%, decrease in amortization of deferred acquisition costs, net of ceded commissions.
Sales and Marketing
Sales and marketing expense increased $26.9 million, or 76%, to $62.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $20.5 million, or 80%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $5.8 million, or 85%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new products and markets.

Technology Development
Technology development expense increased $13.4 million, or 174%, to $21.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $12.6 million, or 200%, as compared to the six months ended June 30, 2020, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.9 million, or 129%.
General and Administrative
General and administrative expense increased $5.9 million, or 25%, to $29.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. After taking into account the impact of the $12.2 million non-cash expense recognized during the six months ended June 30, 2020 in connection with the contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share, general and administrative expense increased $18.1 million, or 75%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Employee-related expense, including stock-based compensation, increased by $8.8 million, or 157%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $4.5 million, or 1,500%. Bad debt expense increased by $1.4 million, or 156%, and depreciation expense increased by $1.1 million, or 183%. Software costs increased by $0.7 million,or 175%.
Income Tax Expense
Income tax expense increased $3.0 million, or 500%, to $3.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $47.1 million, or 82%, to $104.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the factors described above.

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
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Total revenue	$28.2	$29.9	$51.7	$56.1
Adjustments:
Loss and loss adjustment expense, net	$(13.0)	$(20.5)	$(29.5)	$(38.7)
Other insurance expense	(5.2)	(4.0)	(10.0)	(7.3)
Depreciation and amortization	(0.2)	—	(0.5)	(0.1)
Gross profit	$9.8	$5.4	$11.7	$10.0
Gross profit margin (% of total revenue)	35%	18%	23%	18%
Adjustments:
Net investment income	$(0.2)	$(0.2)	$(0.4)	$(1.1)
Employee-related expense	1.7	0.9	3.4	1.8
Professional fees and other	1.3	0.9	2.6	1.6
Depreciation and amortization	0.2	—	0.5	0.1
Adjusted gross profit	$12.8	$7.0	$17.8	$12.4
Adjusted gross profit margin (% of total revenue)	45%	23%	34%	22%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Numerator: Adjusted gross profit	$12.8	$7.0	$17.8	$12.4
Denominator: Gross earned premium	$66.9	$35.3	$123.1	$65.8
Ratio of Adjusted Gross Profit to Gross Earned Premium	19%	20%	14%	19%

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

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Net loss	$(55.6)	$(21.0)	$(104.6)	$(57.5)
Adjustments:
Income tax expense	$2.7	$0.3	$3.6	$0.6
Depreciation and amortization	0.8	0.4	1.7	0.7
Stock-based compensation	11.9	2.4	18.0	4.6
Contribution to the Lemonade Foundation	—	—	—	12.2
Interest income	—	(0.1)	—	(0.1)
Net investment income	(0.2)	(0.2)	(0.4)	(1.1)
Adjusted EBITDA	$(40.4)	$(18.2)	$(81.7)	$(40.6)

Liquidity and Capital Resources
As of June 30, 2021, we had $1,092.4 million in cash and cash equivalents. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of June 30, 2021 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2021, cash and short-term investments held by these companies was $168.7 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2021, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2021	2020
	($ in millions)
Net cash used in operating activities	$(56.5)	$(35.3)
Net cash (used in) provided by investing activities	$(69.3)	$22.5
Net cash provided by financing activities	$648.1	$1.4

Operating Activities
Cash used in operating activities was $56.5 million for the six months ended June 30, 2021, an increase of $21.2 million from $35.3 million for the six months ended June 30, 2020. This reflected the $47.1 million increase in our net loss, primarily offset by increases in unearned premium, unpaid loss and loss adjustment expense and funds held under reinsurance treaties, that exceeded the increases in premiums receivable, prepaid reinsurance premium and amounts expected to be recovered from our reinsurance partners. The increase in cash used in operating activities from six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to claim payments and settlements with our reinsurance partners.

Cash used in operating activities was $35.3 million for six months ended June 30, 2020. This resulted from our net loss of $57.5 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense and accrued and other liabilities partially offset by increases in premiums receivables and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash used in investing activities was $69.3 million for the six months ended June 30, 2021 primarily due to purchases of U.S. government obligations and purchases in property and equipment during the period.
Cash provided by investing activities was $22.5 million for the six months ended June 30, 2020 primarily due to proceeds from the sale or maturity of fixed income securities, offset by purchases of short-term investments and U.S. government obligations and purchases of property and equipment.
Financing Activities
Cash provided by financing activities was $648.1 million for the six months ended June 30, 2021 primarily due to proceeds received from our Follow-on Offering as discussed above and proceeds from stock exercises.
Cash provided by financing activities was $1.4 million for the six months ended June 30, 2020 primarily due to proceeds received from the exercise of stock awards.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,163.9 million in cash and investment securities available at June 30, 2021, including $640.3 million in net proceeds from our Follow-on Offering. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, stock-based compensation prior to the Company's IPO, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2021, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2021, none of our fixed maturity portfolio was unrated or rated below investment grade.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are not subject to any material legal proceedings.
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk below related to certain of our operations in Israel.

We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.

We maintain offices in Israel and some of our officers, employees and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our officers, employees and directors are located, and negatively affected conditions in Israel. The tension between Israel and Iran and/or these groups may escalate in the future and turn even more violent, which could materially adversely affect conditions in Israel in general and our operations in particular.

Furthermore, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of our officers and employees. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

As previously disclosed in a Current Report on Form 8-K filed on July 23, 2021, the Company appointed Adina Eckstein as Chief Operating Officer on July 21, 2021. On August 5, 2021, the Company and Ms. Eckstein entered into a severance agreement, pursuant to which Ms. Eckstein’s employment with the Company is at-will. The severance agreement provides that, upon Ms. Eckstein’s termination of employment by the Company without cause, subject to Ms. Eckstein’s execution and non-revocation of a release of claims, Ms. Eckstein will be entitled to receive, in addition to any accrued amounts, (i) her annual base salary for a period of six months, (ii) fifty percent of her target annual bonus for the year in which such termination occurs, (iii) continuation of benefits consisting of six months of company contributions to her pension insurance, six months of company contributions to her education fund, and a company-paid car for six months and (iv) the acceleration of six months of vesting of any outstanding equity awards. If Ms. Eckstein’s employment is terminated in the period starting three months prior to a change in control and ending on the first anniversary of such change in control, Ms. Eckstein will instead be entitled to receive, in addition to any accrued amounts, (i) her annual base salary for a period of twelve months, (ii) one hundred percent of her target annual bonus for the year in which such termination occurs, (iii) continuation of benefits consisting of twelve months of company contributions to her pension insurance, twelve months of company contributions to her education fund, and a company-paid car for six months and (iv) full acceleration of vesting of any outstanding equity awards. On August 5, 2021, the Company and Ms. Eckstein also entered into a standard indemnification agreement for directors and officers.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.1*	Severance Agreement by and between Adina Eckstein and Lemonade, Inc., dated August 5, 2021
10.2*	Form of Restricted Stock Unit Agreement under the 2020 Incentive Award Plan (Israel)
10.3*†	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated April 4, 2020
10.4*†
Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Tokio Marine & Nichido Fire Insurance Co. Ltd., dated May 12, 2020

10.5*†	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Mapfre Re (Spain), dated May 12, 2020
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	August 11, 2021	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	August 11, 2021	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	August 11, 2021	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer