Form 10-Q
period 2021-09-30
Lemonade, Inc.
filed 2021-11-09
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021, the registrant had 61,627,462 shares of common stock, $0.00001 par value per share, outstanding.

		Page
	Cautionary Note Regarding Forward-Looking Statements	2
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	50

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, and our ability to maintain reinsurance contracts, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•Our insurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
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
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $698.6 million and $6.4 million as of September 30, 2021 and December 31, 2020)	$697.6	$6.6
Short-term investments (cost: $107.5 million)	107.5	—
Total investments	805.1	6.6
Cash, cash equivalents and restricted cash	319.6	571.4
Premium receivable, net of allowance for doubtful accounts of $1.0 million and $0.5 million as of September 30, 2021 and December 31, 2020	129.2	86.1
Reinsurance recoverable	70.8	49.0
Prepaid reinsurance premium	150.2	91.3
Deferred acquisition costs	6.0	3.5
Property and equipment, net	10.8	5.7
Intangible assets	0.6	0.6
Other assets	29.4	14.5
Total assets	$1,521.7	$828.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$74.0	$46.3
Unearned premium	203.2	123.8
Trade payables	3.0	1.4
Funds held for reinsurance treaties	97.1	62.1
Deferred ceding commission	36.1	22.4
Ceded premium payable	24.8	13.0
Other liabilities and accrued expenses	35.5	18.7
Total liabilities	473.7	287.7
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 61,615,624 and 56,774,294 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,539.5	859.8
Accumulated deficit	(491.6)	(320.6)
Accumulated other comprehensive income	0.1	1.8
Total stockholders' equity	1,048.0	541.0
Total liabilities and stockholders' equity	$1,521.7	$828.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Net earned premium	$21.5	$10.5	$51.6	$65.0
Ceding commission income	12.3	7.0	31.9	7.4
Net investment income	0.6	0.2	1.0	1.3
Commission and other income	1.3	0.1	2.9	0.2
Total revenue	35.7	17.8	87.4	73.9

Expense
Loss and loss adjustment expense, net	17.5	6.7	47.0	45.4
Other insurance expense	6.3	3.5	16.3	10.8
Sales and marketing	42.2	22.2	104.4	57.5
Technology development	14.3	5.3	35.4	13.0
General and administrative	19.6	10.6	49.5	34.6
Total expense	99.9	48.3	252.6	161.3
Loss before income taxes	(64.2)	(30.5)	(165.2)	(87.4)
Income tax expense	2.2	0.4	5.8	1.0
Net loss	$(66.4)	$(30.9)	$(171.0)	$(88.4)

Other comprehensive income, net of tax
Unrealized (loss) gain on investments	(0.8)	0.4	(1.2)	0.6
Foreign currency translation adjustment	—	—	(0.5)	—
Comprehensive loss	$(67.2)	$(30.5)	$(172.7)	$(87.8)

Per share data:
Net loss per share attributable to common stockholders —basic and diluted	$(1.08)	$(0.57)	$(2.80)	$(3.41)

Weighted average common shares outstanding—basic and diluted	61,580,145	53,997,315	61,086,238	25,935,362

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
($ in millions, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	—	—	4,018,647	—	640.3	—	—	640.3
Exercise of stock options	—	—	577,162	—	6.1	—	—	6.1
Stock-based compensation	—	—	—	—	6.1	—	—	6.1
Net loss	—	—	—	—	—	(49.0)	—	(49.0)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2021	—	$—	61,370,103	$—	$1,512.3	$(369.6)	$1.0	$1,143.7
Exercise of stock options	—	—	162,024	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	11.9	—	—	11.9
Net loss	—	—	—	—	—	(55.6)	—	(55.6)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2021	—	$—	61,532,127	$—	$1,525.9	$(425.2)	$0.9	$1,101.6
Exercise of stock options and distribution of restricted stock units	—	—	83,497	—	0.9	—	—	0.9
Stock-based compensation	—	—	—	—	12.7	—	—	12.7
Net loss	—	—	—	—	—	(66.4)	—	(66.4)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of September 30, 2021	—	$—	61,615,624	$—	$1,539.5	$(491.6)	$0.1	$1,048.0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
($ in millions, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Exercise of stock options	—	—	54,374	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Net loss	—	—	—	—	—	(36.5)	—	(36.5)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2020	31,557,107	$480.2	11,825,602	$—	$30.1	$(234.8)	$0.1	$(204.6)
Exercise of stock options	—	—	30,562	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Release of shares upon repayment	—	—	513,537	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(21.0)	—	(21.0)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2020	31,557,107	$480.2	12,369,701	$—	$33.9	$(255.8)	$0.3	$(221.6)
Conversion of convertible preferred stock to common stock upon closing of Initial Public Offering (IPO)	(31,557,107)	(480.2)	31,557,107	—	480.2	—	—	480.2
Issuance of common stock upon closing of IPO, net of issuance costs and underwriting fees of $28.9 million	—	—	12,650,000	—	338.0	—	—	338.0
Exercise of stock options	—	—	7,221	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	2.7	—	—	2.7
Net loss	—	—	—	—	—	(30.9)	—	(30.9)
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Balance as of September 30, 2020	—	$—	56,584,029	$—	$855.0	$(286.7)	$0.7	$569.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(171.0)	$(88.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2.5	1.1
Stock-based compensation	30.7	7.3
Amortization of discount on bonds	(1.5)	(0.4)
Provision for bad debts	3.8	1.4
Common shares contribution to the Lemonade Foundation	—	12.2
Changes in operating assets and liabilities:
Premium receivable	(46.9)	(30.1)
Reinsurance recoverable	(21.8)	(21.9)
Prepaid reinsurance premium	(58.9)	(85.2)
Deferred acquisition costs	(2.5)	(1.5)
Other assets	(15.0)	(11.4)
Unpaid loss and loss adjustment expense	27.7	11.5
Unearned premium	79.4	47.3
Trade payables	1.6	0.3
Funds held for reinsurance treaties	35.0	52.4
Deferred ceding commissions	13.7	20.9
Ceded premium payable	11.8	14.0
Other liabilities and accrued expenses	16.7	(0.5)
Net cash used in operating activities	(94.7)	(71.0)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	—	55.0
Proceeds from bonds sold or matured	7.9	2.2
Cost of short-term investments acquired	(107.5)	(14.9)
Cost of bonds acquired	(700.1)	(2.9)
Purchases of property and equipment	(7.4)	(3.1)
Net cash (used in) provided by investing activities	(807.1)	36.3
Cash flows from financing activities:
Proceeds from Initial Public Offering and Follow-on Offering, net of underwriting discounts and commissions and offering costs	640.3	338.0
Proceeds from release of shares upon repayment	—	1.3
Proceeds from stock exercises	8.7	0.3
Net cash provided by financing activities	649.0	339.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.0	0.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(251.8)	305.4
Cash, cash equivalents and restricted cash at beginning of period	571.4	270.3
Cash, cash equivalents and restricted cash at end of period	$319.6	$575.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.1	$1.1

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
Risk and Uncertainties
The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the three and nine months ended September 30, 2021 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
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
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverables on unpaid losses, valuation allowance on deferred tax assets and valuation on stock-based compensation prior to the Company's Initial Public Offering (the "IPO").

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020 ($ in millions):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$319.4	$570.8
Restricted cash	0.2	0.6
Total cash, cash equivalents and restricted cash	$319.6	$571.4
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
5.Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of September 30, 2021 and December 31, 2020 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2021
Corporate debt securities	$588.0	$—	$(0.9)	$587.1
U.S. Government obligations	110.0	0.1	(0.2)	109.9
Municipal securities	0.6	—	—	0.6
Total	$698.6	$0.1	$(1.1)	$697.6

December 31, 2020
Corporate debt securities	$—	$—	$—	$—
U.S. Government obligations	6.4	0.2	—	6.6
Municipal securities	—	—	—	—
Total	$6.4	$0.2	$—	$6.6

Gross unrealized losses amounted to $1.1 million as of September 30, 2021 and less than $0.1 million as of December 31, 2020. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of September 30, 2021 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Cost or Amortized Cost	Fair Value
Due in one year or less	$31.0	$31.0
Due after one year through five years	667.6	666.6
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$698.6	$697.6

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest on cash and cash equivalents	$0.1	$0.1	$0.4	$0.9
Fixed maturities	0.6	0.1	0.7	0.1
Short-term investments	—	—	—	0.3
	0.7	$0.2	1.1	1.3
Investment expense	0.1	—	0.1	—
Net investment income	$0.6	$0.2	$1.0	$1.3

Investment gains and losses
The Company had pre-tax net realized capital losses of $0.2 million for the three and nine months ended September 30, 2021. There were no pre-tax net realized capital gains or losses for the three and nine months ended September 30, 2020.

Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
Corporate debt securities	$504.8	$(0.9)	$—	$—	$504.8	$(0.9)
U.S. Government obligations	103.9	(0.2)	—	—	103.9	(0.2)
Municipal securities	—	—	—	—	—	—
Total	$608.7	$(1.1)	$—	$—	$608.7	$(1.1)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Corporate debt securities	$—	$—	$—	$—	$—	$—
U.S. Government obligations	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

Gross unrealized losses for investment in fixed maturities for twelve months or more was less than $0.1 million for both September 30, 2021 and December 31, 2020.
The gross unrealized investment losses as of September 30, 2021 and December 31, 2020, were deemed to be temporary, based on, among other things:
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
As of September 30, 2021, one of the investments in fixed maturities was held in unrealized loss position for 12 months or more, and none as of December 31, 2020.

6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of September 30, 2021 and December 31, 2020 ($ in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$587.1	$—	$587.1
U.S. Government obligations	—	109.9	—	109.9
Municipal securities	—	0.6	—	0.6
Fixed maturities	—	$697.6	—	$697.6
Short term investments	—	107.5	—	107.5
Total	$—	$805.1	$—	$805.1

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$—	$—	$—
U.S. Government obligations	—	6.6	—	6.6
Municipal securities	—	—	—	—
Fixed maturities	—	6.6	—	6.6
Short term investments	—	—	—	—
Total	$—	$6.6	$—	$6.6
The fair value of all our different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during September 30, 2021 and December 31, 2020, respectively.

7.Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the nine months ended September 30, 2021 and 2020 ($ in millions):

	Nine Months Ended September 30,
	2021	2020
Unpaid loss and LAE at beginning of period	$46.3	$28.2
Less: Reinsurance recoverable at beginning of period (1)	36.3	18.5
Net unpaid loss and LAE at beginning of period	10.0	9.7
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	47.3	44.1
Prior years	(0.3)	1.3
Total incurred	47.0	45.4
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	32.3	36.4
Prior years	6.3	11.0
Total paid	38.6	47.4
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	18.4	7.7
Reinsurance recoverable at end of period (1)	55.6	32.0
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$74.0	$39.7
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $0.3 million for the nine months ended September 30, 2021, and unfavorable development on net loss and LAE reserves of $1.3 million for the nine months ended September 30, 2020. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the nine months ended September 30, 2021, current accident year incurred loss and LAE included $6.9 million of net incurred loss and LAE from the severe winter storm that affected our customers in the states of Texas and Oklahoma. The net incurred loss and LAE from Winter Storm Uri as of September 30, 2021 represents the Company's best estimates based upon information currently available.
Through June 30, 2021, the Company had proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” 75% of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all claims. The Company opted to manage the remaining 25% of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").
A portion of the Company’s proportional reinsurance program expired on June 30, 2021. The Company renewed the majority of the expiring reinsurance contracts at terms that are very similar to the prior agreements. As the business continues to grow and diversify, and with stability in our insurance results, the Company decreased the overall share of proportional reinsurance from 75% of premium to 70%. In addition, the Company purchased a new reinsurance program to protect against catastrophe risk in the U.S that exceed $60 million in losses. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

8.Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of September 30, 2021 and December 31, 2020 consist of the following ($ in millions):

	September 30,	December 31,
	2021	2020
Accrued advertising costs	$9.9	$6.8
Payable for securities	4.6	—
Premium taxes payable	4.3	3.2
Employee compensation payable	4.2	3.7
Income tax payable	3.9	0.3
Advance premium	2.7	—
Accrued professional fees	2.7	2.6
VAT payable	0.2	0.2
Other payables	3.0	1.9
Total other liabilities and accrued expenses	$35.5	$18.7

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
As of both September 30, 2021 and December 31, 2020, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 13). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.

Undesignated Preferred Stock
As of both September 30, 2021 and December 31, 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both September 30, 2021 and December 31, 2020, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2021, the 2020 Plan was increased by 2,838,412 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2020. As of September 30, 2021, there were 5,733,902 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2021, the 2020 ESPP was increased by 567,682 shares, equal to 1% of the aggregate number of outstanding common stock as of December 31, 2020. As of September 30, 2021, there were no shares of common stock issued under the 2020 ESPP.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of September 30, 2021, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
Options granted to employees and non-employees
The fair value of each option granted for the nine months ended September 30, 2021 and 2020 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Weighted average expected term (years)	6.1	6.1
Risk-free interest rate	1.3%	0.8%
Volatility	49%	40%
Expected dividend yield	0%	0%
Expected volatility is calculated based on implied volatility from market comparisons of certain publicly traded companies and other factors. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC 718, “Compensation — Stock Compensation”. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to substantial change in the future.
The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4,944,711	$20.50	8.30	$506.58
Granted	2,319,085	91.13
Exercised	(810,575)	10.68
Cancelled	(420,423)	49.50
Outstanding as of September 30, 2021	6,032,798	$46.58	8.38	$177.06
Options exercisable as of September 30, 2021	1,953,806	$15.52	7.21	$101.42
Options unvested as of September 30, 2021	4,078,992	$61.45	8.94	$75.64

On July 28, 2021, the Board of Directors of the Company approved the reduction in exercise price of certain options granted to employees in the beginning of 2021, with original exercise price ranging from $142.64 to $159.02 and were each repriced at an exercise price of $90.70 per share. Incremental compensation expense resulting from the repricing was $3.0 million, and compensation expense amounted to $0.6 million and $0.6 million during the three and nine months ended September 30, 2021, respectively. There were no changes in the vesting schedule or maturity term of the options.
Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	144,254	109.50
Vested	(12,108)	159.02
Cancelled	(1,905)	157.76
Outstanding as of September 30, 2021	130,241	$104.19
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted included and classified in the condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 is as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss and loss adjustment expense, net	$0.3	$0.1	$1.0	$0.2
Other insurance expense	0.4	0.1	0.8	0.5
Sales and marketing	1.4	0.8	3.8	2.1
Technology development	5.3	0.8	12.8	2.1
General and administrative	5.3	0.9	12.3	2.4
Total stock-based compensation expense	$12.7	$2.7	$30.7	$7.3
Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$12.0	$2.7	$28.0	$7.3
RSUs	0.7	—	2.7	—
Total stock-based compensation expense	$12.7	$2.7	$30.7	$7.3
The total unrecognized expense granted to employees and non-employees outstanding at September 30, 2021 was $104.7 million for the stock options and $12.4 million for the RSUs, with a remaining weighted-average vesting period of 1.4 years for the stock options and 1.7 years for the RSUs.

11.    Income Taxes
Effective tax rates
The consolidated effective tax rate for the nine months ended September 30, 2021 and 2020 was (3.5)% and (1.1)%, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of its wholly-owned subsidiaries in Israel and the Netherlands. The Company believes that as of September 30, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of September 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief in measures in response to the economic conditions due to the COVID-19 pandemic. As of September 30, 2021, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company's effective tax rate.

12.    Net Loss per Share
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(66.4)	$(30.9)	$(171.0)	$(88.4)
Denominator:
Weighted average common shares outstanding — basic and diluted	61,580,145	53,997,315	61,086,238	25,935,362
Net loss per share attributable to common stockholders — basic and diluted	$(1.08)	$(0.57)	$(2.80)	$(3.41)
The Company’s potentially dilutive securities, which include stock options, unvested RSUs and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded unvested RSUs and outstanding options to purchase common stock of 6,163,039 and 4,814,924 for the nine months ended September 30, 2021 and 2020, respectively, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

13.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred less than $0.1 million of travel related expenses during the three and nine months ended September 30, 2021. Travel expenses was less than $0.1 million during the three months ended September 30, 2020 and $0.1 million during the nine months ended September 30, 2020.
The Company has historically leased office spaces in the United States and The Netherlands from an affiliate. Rental expense amounted to less than $0.1 million for the three and nine months ended September 30, 2021, and less than $0.1 million for the three months ended September 30, 2020 and $0.1 million for the nine months ended September 30, 2020. There were no outstanding amounts due to or from related parties as of September 30, 2021 and December 31, 2020.
The Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. Effective July 2021, the Company's President and Chief Operating Officer became the Company's Co-Chief Executive Officer. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 9). The Company recorded $12.2 million of non-cash expense within general and administrative expense in connection with this contribution for the year ended December 31, 2020. In connection with the Follow-on Offering as discussed in Note 9, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of September 30, 2021, there were no outstanding amounts due to or from the Lemonade Foundation.

14.    Commitments and Contingent Liabilities
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Lease commitments
The Company and its subsidiaries lease their facilities under various operating lease agreements. The Company’s headquarters in New York is under a lease that expires in November 2022, and in November 2021 the lease agreement was modified to extend the lease term to November 2025. The Company’s Israel based operations is under a lease that expires in July 2026. The Company's office space in Scottsdale, Arizona is under a lease that expires in November 2024.
Aggregate minimum rental commitments under non-cancelable leases at September 30, 2021 are as follows ($ in millions):

2021 (remaining three months)	$1.3
2022	5.0
2023	2.8
2024	2.8
2025 and thereafter	4.2
$16.1
Expenses for lease of facilities for the three and nine months ended September 30, 2021 were $1.3 million and $3.4 million, respectively, and for the three and nine months ended September 30, 2020 were $0.9 million and $2.8 million, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Charges and guarantees
The Company provided guarantees with respect to office leases in an aggregate amount of $0.2 million as of September 30, 2021 and $0.6 million as of December 31, 2020.

15.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril and inland marine lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$29.0	24.8%	$15.6	21.9%	$70.4	25.0%	$34.9	22.4%
Texas	21.7	18.6%	15.9	22.3%	55.4	19.6%	36.5	23.4%
New York	14.3	12.2%	8.6	12.1%	35.2	12.5%	18.8	12.1%
Georgia	4.9	4.2%	3.8	5.3%	12.9	4.6%	8.7	5.6%
Illinois	5.0	4.3%	3.4	4.8%	12.1	4.3%	7.6	4.9%
New Jersey	5.3	4.5%	3.0	4.2%	12.1	4.3%	6.1	3.9%
Pennsylvania	3.3	2.8%	2.0	2.8%	7.4	2.6%	3.8	2.4%
Colorado	3.1	2.7%	1.5	2.1%	6.5	2.3%	3.0	1.9%
Virginia	2.6	2.2%	1.4	2.0%	6.0	2.1%	2.7	1.7%
Michigan	2.4	2.1%	2.0	2.8%	5.9	2.1%	4.4	2.8%
All other	25.2	21.6%	14.0	19.7%	58.2	20.6%	29.5	18.9%
	$116.8	100.0%	$71.2	100.0%	$282.1	100.0%	$156.0	100.0%

16.    Subsequent Events
On November 8, 2021, Lemonade entered into a definitive agreement (“Agreement”) to acquire Metromile, Inc. (“Metromile’). Pursuant to the terms of the Agreement, the Company will acquire 100% of the equity of Metromile, through an all stock transaction that implies a fully diluted equity value of $500.0 million, or over $200.0 million net of cash (based upon the conversion ratio of 19 shares of Metromile for 1 share of Lemonade). The transaction is expected to close in the second quarter of 2022 subject to customary closing conditions, including stockholder approval of Metromile.
Metromile is a leading digital insurance platform in the United States with primary focus on data science on personalized auto insurance policies. Metromile also offers cloud-based software as a service that automates claims through its subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and Annual Report on Form 10-K for the year ending December 31, 2020 (the "Annual Report on Form 10-K"). The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
In this Quarterly Report, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the company," "our company," "the registrant," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company and Lemonade Insurance Agency, LLC.
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
This powerful trifecta, delightful experience, aligned values, and great prices, has delivered rapid growth alongside steadily improving results. During the nine months ended September 30, 2021, our gross written premium, or GWP, of $282.1 million increased 81% from $156.0 million written during the nine months ended September 30, 2020, mainly driven by the Company's continued growth and success from digital advertising campaigns. Despite our change in reinsurance arrangements in July 2020, our total revenue was $87.4 million for the nine months ended September 30, 2021 in comparison to $73.9 million for the nine months ended September 30, 2020. Net loss was $171.0 million for the nine months ended September 30, 2021 as compared to $88.4 million for the nine months ended September 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations — Revenue — Gross Written Premium.”

For the nine months ended September 30, 2021, our gross loss ratio of 88% was significantly impacted by the severe winter storm that affected our customers in the states of Texas and Oklahoma during the period ("Winter Storm Uri"). The impact of this winter storm, along with other catastrophe losses, on our gross loss ratio for the nine months ended September 30, 2021 was 22%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Operating and Financial Metrics and Results of Operations."
On November 8, 2021, Lemonade entered into a definitive agreement (“Agreement”) to acquire Metromile, Inc. (“Metromile’). Pursuant to the terms of the Agreement, the Company will acquire 100% of the equity of Metromile, through an all stock transaction that implies a fully diluted equity value of $500.0 million, or over $200.0 million net of cash (based upon the conversion ratio of 19 shares of Metromile for 1 share of Lemonade). The transaction is expected to close in the second quarter of 2022 subject to customary closing conditions, including stockholder approval of Metromile.
Metromile is a leading digital insurance platform in the United States with primary focus on data science on personalized auto insurance policies. Metromile also offers cloud-based software as a service that automates claims through its subsidiary.
Initial Public Offering and Follow-on Offering
On July 7, 2020, we completed our initial public offering of common stock (the "IPO"), which resulted in the issuance and sale of 12,650,000 shares of common stock at the IPO price of $29.00, including the exercise of the underwriters’ option to purchase additional shares, and generated net proceeds of $335.6 million after deducting underwriting discounts and other offering costs.
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
This resilience is reflected in our results. As of September 30, 2021, our in force premium, or IFP, was about 84% higher than it was on September 30, 2020 and 167% higher than it was on September 30, 2019, the comparable pre-pandemic period. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium."

While the global economy began to reopen in the first quarter of 2021 and continues to show positive economic growth in the U.S. as the vaccination roll-out has reduced the spread and severity of COVID-19, there remains to be an uncertainty about the duration and ultimate impact of COVID-19, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. Management continues to monitor and cannot definitively determine the ultimate financial impact of COVID-19 and the related economic conditions at this time.

With respect to our investment portfolio which showed a diversified mix in securities beginning the third quarter of 2021, and given the conservative nature of our portfolio and investment in high-quality securities, we do not expect a material adverse impact in the value of our investment portfolio, or long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19.

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

As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, each of which could have a material effect on our results of operations and financial condition. Furthermore, reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business.
Through June 30, 2021, we had proportional reinsurance covering 75% of our business. Under the proportional reinsurance contracts, which cover all of our products and geographies, we transferred, or “ceded,” 75% of our premium to our reinsurers (“Proportional Reinsurance Contracts”). In exchange, these reinsurers paid us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross profit margin, from the volatility of claims, while boosting our capital efficiency dramatically. We opted to manage the remaining 25% of our business with alternative forms of reinsurance.
A portion of Lemonade’s proportional reinsurance program expired on June 30, 2021. We renewed the majority of the expiring reinsurance contracts at terms that are very similar to the prior agreements. As the business continued to grow and diversify, and with stability in our insurance results, we decreased the overall share of proportional reinsurance from 75% of premium to 70%. In addition, we purchased a new reinsurance program to protect us against natural catastrophe risk in the U.S. that exceed $60 million in losses. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

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
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, and the gains or losses from the sale of investments, net of investment fees paid to the Company's investment manager. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include cash and cash equivalents, equity securities and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
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
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses. We expect to maintain this valuation allowance until it becomes more likely than not, that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	1,363,754	941,313	1,363,754	941,313
In force premium (end of period)	$346.7	$188.9	$346.7	$188.9
Premium per customer (end of period)	$254	$201	$254	$201
Annual dollar retention (end of period)	82%	76%	82%	76%
Total revenue	$35.7	$17.8	$87.4	$73.9
Gross earned premium	$79.6	$42.9	$202.7	$108.7
Gross profit	$11.7	$7.3	$23.4	$17.3
Adjusted gross profit	$15.2	$9.3	$33.0	$21.7
Net loss	$(66.4)	$(30.9)	$(171.0)	$(88.4)
Adjusted EBITDA	$(51.3)	$(27.6)	$(133.0)	$(68.2)
Gross profit margin	33%	41%	27%	23%
Adjusted gross profit margin	43%	52%	38%	29%
Ratio of Adjusted Gross Profit to Gross Earned Premium	19%	22%	16%	20%
Gross loss ratio	77%	72%	88%	71%
Net loss ratio	81%	65%	91%	70%
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
In Force Premium
We define in force premium ("IFP"), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects approximately 2% of IFP.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change	% Change
	($ in millions)
Revenue
Net earned premium	$21.5	$10.5	$11.0	105%
Ceding commission income	12.3	7.0	5.3	76%
Net investment income	0.6	0.2	0.4	200%
Commission and other income	1.3	0.1	1.2	1,200%
Total revenue	35.7	17.8	17.9	101%
Expense
Loss and loss adjustment expense, net	17.5	6.7	10.8	161%
Other insurance expense	6.3	3.5	2.8	80%
Sales and marketing	42.2	22.2	20.0	90%
Technology development	14.3	5.3	9.0	170%
General and administrative	19.6	10.6	9.0	85%
Total expense	99.9	48.3	51.6	107%
Loss before income taxes	(64.2)	(30.5)	(33.7)	110%
Income tax expense	2.2	0.4	1.8	450%
Net loss	$(66.4)	$(30.9)	$(35.5)	115%

Net Earned Premium

Net earned premium increased $11.0 million, or 105%, to $21.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the earning of increased gross written premium mostly offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended September 30,
	2021	2020	Change	% Change
	($ in millions)
Gross written premium	$116.8	$71.2	$45.6	64%
Ceded written premium	(88.0)	(118.6)	30.6	(26%)
Net written premium	$28.8	$(47.4)	$76.2	(161)%
Gross written premium increased $45.6 million, or 64%, to $116.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a 45% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. We also saw a 26% increase in premium per customer year over year primarily due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium decreased $30.6 million, or 26%, to $88.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the impact of the change in reinsurance arrangements. The Company renewed the majority of the reinsurance contracts that expired on June 30, 2021 at terms that are very similar to the prior agreements, and decreased the overall share of proportional reinsurance from 75% of premium to 70%. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S that exceeds $60 million in losses. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

Net written premium increased $76.2 million, or 161%, to $28.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the $45.6 million, or 64%, increase in gross written premium offset by the decrease in ceded written premium for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 73% for the three months ended September 30, 2021, as compared to 76% for the three months ended September 30, 2020 primarily due to the new Proportional Reinsurance Contracts.

	Three Months Ended September 30,
	2021	2020	Change	% Change
	($ in millions)
Gross earned premium	$79.6	$42.9	$36.7	86%
Ceded earned premium	(58.1)	(32.4)	(25.7)	79%
Net earned premium	$21.5	$10.5	$11.0	105%

Ceding Commission Income
Ceding commission income of $12.3 million was recognized for the three months ended September 30, 2021 based on earned premium ceded related to the proportional reinsurance agreements with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $0.6 million for the three months ended September 30, 2021 and $0.2 million for the three months ended September 30, 2020, respectively. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, notes and other obligations issued or guaranteed by the U.S. Government, and net investment income for the period is primarily driven by interest rates on investment balances, and offset by investment expenses of $0.1 million.
Commission and Other Income
Commission and other income of $1.3 million was recognized for the three months ended September 30, 2021 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $10.8 million, or 161%, to $17.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by the change in reinsurance structure beginning July 2021.
Other Insurance Expense
Other insurance expense increased $2.8 million, or 80%, to $6.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to employee-related expense, including stock-based compensation, which increased by $1.3 million, or 118%, as compared to the three months ended September 30, 2020, driven by an increase in underwriting staff to support our continued growth. Credit card processing fees increased $0.6 million, or 50%, as a result of the increase in customers and associated premium. Professional fees and other increased $0.6 million, or 67%, primarily in support of growth and expansion initiatives for new products. Amortization of deferred acquisitions costs, net of ceding commissions increased $0.3 million, or 100%.

Sales and Marketing
Sales and marketing expense increased $20.0 million, or 90%, to $42.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $16.8 million, or 108%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $2.7 million, or 60%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion.
Technology Development
Technology development expense increased $9.0 million, or 170%, to $14.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $7.7 million, or 179%, as compared to the three months ended September 30, 2020, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.3 million, or 50%.
General and Administrative
General and administrative expense increased $9.0 million, or 85%, to $19.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Employee-related expense, including stock-based compensation, increased by $6.4 million, or 200%, as we increased finance, legal, business operations and administrative personnel. Donations made through the annual Lemonade Giveback increased by $1.2 million, or 109%, as compared to the prior year period. The annual Lemonade Giveback takes the remaining unclaimed amount after the flat fee and claims paid, and is donated to nonprofit organizations chosen by customers. Bad debt expense increased by $0.9 million, or 150%, and depreciation expense increased $0.3 million or 60%. Legal, accounting and other professional fees increased $0.2 million, or 15%, to support the compliance requirements necessary to operate as a public company. Software costs increased $0.3 million, or 100%.
Income Tax Expense
Income tax expense increased $1.8 million, or 450%, to $2.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $35.5 million, or 115%, to $66.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the factors described above.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	($ in millions)
Revenue
Net earned premium	$51.6	$65.0	$(13.4)	(21)%
Ceding commission income	31.9	7.4	24.5	331%
Net investment income	1.0	1.3	(0.3)	(23)%
Commission and other income	2.9	0.2	2.7	1,350%
Total revenue	87.4	73.9	13.5	18%
Expense
Loss and loss adjustment expense, net	47.0	45.4	1.6	4%
Other insurance expense	16.3	10.8	5.5	51%
Sales and marketing	104.4	57.5	46.9	82%
Technology development	35.4	13.0	22.4	172%
General and administrative	49.5	34.6	14.9	43%
Total expense	252.6	161.3	91.3	57%
Loss before income taxes	(165.2)	(87.4)	(77.8)	89%
Income tax expense	5.8	1.0	4.8	480%
Net loss	$(171.0)	$(88.4)	$(82.6)	93%
Net Earned Premium
Net earned premium decreased $13.4 million, or 21%, to $51.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the earning of increased gross written premium, offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under "Reinsurance".

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	($ in millions)
Gross written premium	$282.1	$156.0	$126.1	81%
Ceded written premium	(210.1)	(128.9)	(81.2)	63%
Net written premium	$72.0	$27.1	$44.9	166%
Gross written premium increased $126.1 million, or 81%, to $282.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a 45% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. We also saw a 26% increase in premium per customer year over year due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $81.2 million, or 63%, to $210.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. A portion of the Company’s proportional reinsurance program expired on June 30, 2021. The Company renewed the majority of the reinsurance contracts that expired on June 30, 2021 at terms that are very similar to the prior agreements, and decreased the overall share of proportional reinsurance from 75% of premium to 70%. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

Net written premium increased $44.9 million, or 166%, to $72.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the $126.1 million, or 81%, increase in gross written premium offset by the increase in ceded written premium for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 75% for the nine months ended September 30, 2021, as compared to 40% for the nine months ended September 30, 2020 primarily due to the new Proportional Reinsurance Contracts.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	($ in millions)
Gross earned premium	$202.7	$108.7	$94.0	86%
Ceded earned premium	(151.1)	(43.7)	$(107.4)	246%
Net earned premium	$51.6	$65.0	$(13.4)	(21)%

Ceding Commission Income
Ceding commission income of $31.9 million was recognized for the nine months ended September 30, 2021 based on earned premium ceded related to the proportional reinsurance agreements to third-party reinsurers during the period.
Net Investment Income
Net investment income decreased $0.3 million, or 23%, to $1.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower interest rates on investment balances due to federal fund rate cuts since the prior year period. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, notes and other obligations issued or guaranteed by the U.S. Government, and offset by investment expenses of $0.1 million.
Commission and Other Income
Commission and other income of $2.9 million was recognized for the nine months ended September 30, 2021 based on premium placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $1.6 million, or 4%, to $47.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by the change in reinsurance structure beginning July 1, 2020, and an increase in premium volume. The increase was partially offset by net incurred losses of $6.9 million relating to Winter Storm Uri that affected our customers in the states of Texas and Oklahoma.
Other Insurance Expense
Other insurance expense increased $5.5 million, or 51%, to $16.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $1.7 million, or 55%, increase in credit card processing fees as a result of the increase in customers and associated premiums. Employee-related expense, including stock-based compensation, increased by $2.9 million, or 100%, as compared to the nine months ended September 30, 2020, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $1.7 million, or 71%, primarily in support of growth and expansion initiatives. These increases were offset by $0.7 million, or 30%, decrease in amortization of deferred acquisition costs, net of ceded commissions.

Sales and Marketing
Sales and marketing expense increased $46.9 million, or 82%, to $104.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $37.3 million, or 91%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $8.6 million, or 76%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion.
Technology Development
Technology development expense increased $22.4 million, or 172%, to $35.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $20.2 million, or 189%, as compared to the nine months ended September 30, 2020, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $1.3 million, or 100%.
General and Administrative
General and administrative expense increased $14.9 million, or 43%, to $49.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. After taking into account the impact of the $12.2 million non-cash expense recognized during the nine months ended September 30, 2020 in connection with the contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share, general and administrative expense increased $27.1 million, or 78%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Employee-related expense, including stock-based compensation, increased by $15.2 million, or 173%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $4.6 million, or 170%. Bad debt expense increased by $2.4 million, or 171%, and depreciation expense increased by $1.4 million, or 127%. Donations made through the annual Lemonade Giveback increased by $1.2 million, or 109%. The annual Lemonade Giveback takes the remaining unclaimed amount after the flat fee and claims paid, and is donated to nonprofit organizations chosen by customers. Software costs increased by $1.1 million, or 183%.
Income Tax Expense
Income tax expense increased $4.8 million, or 480%, to $5.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $82.6 million, or 93%, to $171.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the factors described above.

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
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Total revenue	$35.7	$17.8	$87.4	$73.9
Adjustments:
Loss and loss adjustment expense, net	$(17.5)	$(6.7)	$(47.0)	$(45.4)
Other insurance expense	(6.3)	(3.5)	(16.3)	(10.8)
Depreciation and amortization	(0.2)	(0.3)	(0.7)	(0.4)
Gross profit	$11.7	$7.3	$23.4	$17.3
Gross profit margin (% of total revenue)	33%	41%	27%	23%
Adjustments:
Net investment income	$(0.6)	$(0.2)	$(1.0)	$(1.3)
Employee-related expense	2.4	1.1	5.8	2.9
Professional fees and other	1.5	0.8	4.1	2.4
Depreciation and amortization	0.2	0.3	0.7	0.4
Adjusted gross profit	$15.2	$9.3	$33.0	$21.7
Adjusted gross profit margin (% of total revenue)	43%	52%	38%	29%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Numerator: Adjusted gross profit	$15.2	$9.3	$33.0	$21.7
Denominator: Gross earned premium	$79.6	$42.9	$202.7	$108.7
Ratio of Adjusted Gross Profit to Gross Earned Premium	19%	22%	16%	20%

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
The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Net loss	$(66.4)	$(30.9)	$(171.0)	$(88.4)
Adjustments:
Income tax expense	$2.2	$0.4	$5.8	$1.0
Depreciation and amortization	0.8	0.4	2.5	1.1
Stock-based compensation	12.7	2.7	30.7	7.3
Contribution to the Lemonade Foundation	—	—	—	12.2
Interest income	—	—	—	(0.1)
Net investment income	(0.6)	(0.2)	(1.0)	(1.3)
Adjusted EBITDA	$(51.3)	$(27.6)	$(133.0)	$(68.2)

Liquidity and Capital Resources
As of September 30, 2021, we had $319.4 million in cash and cash equivalents and $805.1 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of September 30, 2021 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of September 30, 2021, cash and short-term investments held by these companies was $182.4 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2021, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	($ in millions)
Net cash used in operating activities	$(94.7)	$(71.0)
Net cash (used in) provided by investing activities	$(807.1)	$36.3
Net cash provided by financing activities	$649.0	$339.6

Operating Activities
Cash used in operating activities was $94.7 million for the nine months ended September 30, 2021, an increase of $23.7 million from $71.0 million for the nine months ended September 30, 2020. This reflected the $82.6 million increase in our net loss, primarily offset by increases in unearned premium, funds held, and unpaid loss and loss adjustment expense that exceeded the increases in prepaid reinsurance premium, premiums receivable and amounts expected to be recovered from our reinsurance partners. The increase in cash used in operating activities from nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to claim payments, settlements with our reinsurance partners, and increased spend related to growth and expansion.
Cash used in operating activities was $71.0 million for nine months ended September 30, 2020. This resulted from our net loss of $88.4 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense and accrued and other liabilities partially offset by increases in premiums receivables and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash used in investing activities was $807.1 million for the nine months ended September 30, 2021 primarily due to purchases of U.S. government obligations, corporate debt securities, short term investments and purchases in property and equipment during the period.
Cash provided by investing activities was $36.3 million for the nine months ended September 30, 2020 primarily due to proceeds from the sale or maturity of short term investments, offset by purchases of short-term investments, and purchases of property and equipment.
Financing Activities
Cash provided by financing activities was $649.0 million for the nine months ended September 30, 2021 primarily due to proceeds received from our Follow-on Offering as discussed above and proceeds from stock exercises.
Cash provided by financing activities was $339.6 million for the nine months ended September 30, 2020 primarily due to proceeds from the IPO.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,124.7 million in cash and investment securities available at September 30, 2021, including $640.3 million in net proceeds from our Follow-on Offering. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the notes to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on September 30, 2021, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2021, none of our fixed maturity portfolio was unrated or rated below investment grade.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Merger Agreement
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.1*	Severance Agreement by and between Adina Eckstein and Lemonade, Inc., dated August 5, 2021	10-Q	001-39367	10.1	8/11/2021
10.2	Form of Voting and Support Agreement
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	November 9, 2021	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	November 9, 2021	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	November 9, 2021	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer