Form 10-K
period 2021-12-31
Lemonade, Inc.
filed 2022-03-01
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of $109.41 on June 30, 2021, was approximately $4,336,991,174.

Registrant had 61,686,688 shares of common stock outstanding as of March 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, and our ability to maintain reinsurance contracts, the anticipated closing of the Metromile acquisition and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.

PART I
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
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and quantifying risk.
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. In a departure from the traditional insurance model, where profits can literally depend on the weather, we typically retain a fixed fee, currently 25% of premiums, and our gross margin is expected to change little in good years and in bad. At Lemonade, excess claims are generally offloaded to reinsurers, while excess premiums are usually donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. See "— Our Business Model" and "— Our Product Offerings — Giveback Feature."
Lemonade's cocktail of delightful experience, aligned values, and great prices enjoys broad appeal, while over indexing on younger and first time buyers of insurance. As these customers progress through predictable lifecycle events, their insurance needs typically grow to encompass more and higher-value products: renters regularly acquire more property and frequently upgrade to successively larger homes; home buying often coincides with a growing household and a corresponding need for car, life or pet insurance, and so forth. These progressions can trigger orders-of-magnitude increases in insurance premiums.
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
These dynamics have produced large, enduring businesses. In the United States, 14 of the Fortune 100 companies are insurance companies, and their average age is about 125 years old. More remarkably, while the world's top insurance companies each generate over $100 billion in revenue, no single company has a market share greater than 4%, underscoring the sheer scale of the industry.

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
Appeal to the Next Generation of Consumers
While the rest of the industry typically appeals to established consumers with the 'I switched and I saved' value proposition, we are largely competing with non-consumption, attracting consumers incumbents want, but doing so years before they are ripe for legacy providers. Approximately 65% of our current customers are under the age of 35, and about 90% of our customers said they were not switching from another carrier.
Delightful Experience
We bring insurance to the mobile-first, digitally-native world. Our playful bots make for a fun and intuitive interaction at any age, all the more so to a generation that grew up with a smartphone. The median time to get a bindable renters and pet insurance quote from Lemonade is under two minutes, and it's approximately five minutes for a homeowners, car, life quote. Claims are also filed through our app, which our claims-bot pays in as little as three seconds.
Companies built on human brokers and claims agents have many strengths, no doubt, but appealing to millennials and Gen Zers is not chief among them.

Aligned Values
Our status as a Certified B Corp and our commitment to aligning incentives through social impact serve as the foundation for our fundamentally reimagined relationship with our customers. Thanks to our reinsurance agreements, we typically retain a fixed fee, currently 25% of premiums, and we expect our gross margin to change little even in years with heavy claims. If money is left over after paying claims, we give back excess funds to nonprofits selected by our customers, ensuring that we minimize any incentive to deny legitimate claims. This alignment of incentives and values enjoys broad appeal, but is especially potent among younger consumers who are particularly distrustful of institutions and committed to interacting with brands whose values align with their own.
Great Prices
Architected from the ground up to be direct, fully digital, highly automated and constantly learning, our technology allows us to target, convert, and serve customers more efficiently than the typical incumbent. This structural cost advantage is especially pronounced in entry-level renters insurance, where operational costs for incumbents can eclipse claims cost as a percentage of premiums. Given these inbuilt advantages, the minimum premiums for our entry-level renters insurance is typically 50% cheaper than the minimum premium of incumbents, a significant advantage when competing for younger, more price-sensitive consumers.
In the United States, insurance pricing must be approved by regulators who seek to ensure policies are not sold below cost. This means that our structural cost advantage cannot be blunted by competitors simply through subsidies.
Grow With Our Customers
For the year ended December 31, 2021, we spent $1 in marketing to generate about $2 of in force premium ("IFP"), which has been approximately equal to annualized GWP. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium." Given our subscription-based model, we believe that the lifetime value of our customers is significantly higher than our cost of acquiring them, and our ability to acquire them earlier, at a stage that incumbents struggle to, should pay dividends for decades to come.
Unlike many other products or services, the need for insurance grows in line with the wealth and age of its customers, as accumulated assets and growing responsibilities naturally translate into higher insurance spend. This germination can be observed across our book of business, spurred by the accumulation of wealth people typically enjoy during their working years. According to the U.S. Federal Reserve, the median net worth of an adult American under the age of 35 is about $11,000. By their 40s and 50s, their net worth has grown by 10 to 15 times, and that growth peaks at 25 times after the age of 75. This propensity toward asset accumulation is reflected in our numbers. As of December 31, 2021, the median age of a Lemonade customer with an entry level $60 a year policy — corresponding to $10,000 of possessions — is about 30 years old. This climbs toward 40 for customers with policies of about $600, and among the handful of customers paying approximately $6,000 a year, the median age is about 50.
Given how time spent as a Lemonade customer correlates to higher spend, long term customer retention can be particularly rewarding. While we have been in market for just over five years, there are multiple indicators of our ability to delight customers, which we believe will translate into advantaged retention rates:
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
•We have also been consistently recognized by numerous consumer publications that follow the insurance sector, often as the best available renters or homeowners insurance offering.
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
This feedback loop — delighted consumers drive growth, generating big data that feed machine learning, which improves the platform to the delight of consumers — is visible in the continuous improvement in our key performance indicators since our launch:
•Our gross loss ratio has declined by 272 percentage points from the first quarter of 2017 to year end 2021, even as the compounded annual growth rate ("CAGR") of our IFP over this period was more than 250%.
•During the period from January 2017 to December 2021 our premium per customer for new renters insurance policies has increased 116% even as the conversion rate for these policies grew by approximately 70% (quote to purchase).
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
Incumbents typically release improvements to their system's software a handful of times a year, whereas we averaged five code releases per day in 2018, eight per day in 2019, 21 per day in 2020 and more than 40 per day 2021. Our ability to iterate on our technology with such frequency means that we can promptly and efficiently modify customer onboarding questions, underwriting guidelines, claims handling and other elements of our platform, thereby enabling us to respond to changes in customer needs and market conditions at a faster rate than traditional insurance incumbents. This accelerating flywheel demonstrates our deep structural differences, and suggests the already palpable gap is more likely to expand over time rather than to contract.
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
To align our interests with those of our customers, encourage good behavior and build a long-term relationship based on mutual trust, we endeavor to decouple our financial incentives from variability in claims. We typically retain a fixed fee, currently 25% of premiums, leaving the remainder for claims (including reinsurance), and we 'Giveback' residual amounts to nonprofits of our customers' choosing. Unlike many of our competitors, we minimize incentives to deny legitimate claims as we aim to give back, rather than pocket, leftover monies. Our reinsurance contracts serve to protect our fixed fee, by ensuring that volatility in claims is primarily borne by our reinsurance partners. See "Risk Factors — Risks Relating to Our Business”. Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
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
YEAH, LET'S SEE IT

9:38
Lemonade
OVERVIEW
EDIT
ADD-ONS
COVERAGES
Lemonade Renters Insurance
140 Park Avenue South, New York, NY
$10 .09
PER MONTH
Start Date (EST)
TODAY
Deductible
$250
Earthquake Deductible
$500
COVERAGE HIGHLIGHTS
FIRE &
BAD
FROZEN
THEFT &

AI Jim
AI Jim is our claims bot, and, as of December 31, 2021, 98% of the time, it is AI Jim that will take the first notice of loss from a customer making a claim. AI Jim handles the entire claim through resolution in approximately a third of cases, paying the claimant or declining the claim without human intervention (and with zero claims overhead, known as loss adjustment expense, or LAE). AI Jim assigns claims he is not authorized to settle, or ones where he identifies concerns, to human claims experts, analyzing each expert's specialty, qualifications, workload, and schedule to determine to whom to assign the claim. Even where human escalation is needed, AI Jim will have done much of the heavy lifting so our team can settle claims and support customers in their hour of need as quickly and smoothly as possible.

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
CX.AI
CX.AI is our bot platform built to understand and instantly resolve customer requests without human intervention. About 30% of all customer inquiries are currently handled this way. Customers often require assistance pre- or post-purchase, ranging from coverage questions to making changes to their policy, such as adding a spouse, updating coverage amounts, changing payment methods, or adding newly purchased items. CX.AI uses Natural Language Processing to analyze and understand customers' requests, helping them perform a growing set of tasks.
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
Cooper
Cooper is our internal bot (we like to think of him as our own Jarvis) who runs important parts of our company. Cooper handles complex as well as repetitive tasks, from helping our customer experience team handle lengthy, manual processes such as processing paper checks, to automatically running tens of thousands of tests on each release of our software. Cooper continuously analyzes spectrometry imaging beamed from NASA's satellites, identifying wildfires in real time and blocking ads and sales in the affected areas; Cooper collates and formats materials for our regulatory filings; and he even handles most of our engineering task allocation, code deployment, Q&A, and more. Cooper makes our team dramatically more efficient and keeps evolving and learning with time.
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

~50
years old
~25
years old
Umbrella
Travel
Car
Life
Pet
Renters
Condo
Homeowners

Our regulatory framework, technology stack, and brand are all extensible to new lines of insurance, and we anticipate that these will contribute to our growth in the future. In just the last two years, we have added life, pet and car insurance to our growing portfolio of offerings, and expect to add additional coverage types over time.
Expand to new geographies
As of December 31, 2021, we were licensed to operate in states covering 95% of the U.S. population, and were actively selling renters, homeowners, pet and/or car insurance policies in states covering approximately 90% of the U.S. population. Our strong brand and unique business model drive rapid growth and allow us to quickly gain share in new markets. We also hold a pan-European license, enabling us to passport into and sell in 31 countries across Europe, and commenced operations in Germany in 2019, and in the Netherlands and France in 2020.
The Lemonade platform is inherently multilingual and agile by design, so that we can efficiently expand into new markets and new products both within the United States and internationally.

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
As of December 31, 2021, we were licensed to conduct our insurance business in 42 states of the United States and we operate in 38 of those states, including Washington, D.C., which are home to approximately 90% of the U.S. population. We currently hold a pan-European license, which enables us to sell in 31 countries across Europe.
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

We believe our expansion into pet insurance will allow us to further achieve our long-term strategy of growing with our young customer base by offering new insurance experiences to customers as they progress in their lifecycles. As of December 31, 2021, about 70% of our pet insurance policies were sold to new customers, and about 5% of those have already added a renters or homeowners policy to their pet policy. Customers that bundle our insurance offerings typically save money. The remaining 30% or so of pet insurance policies were sold to existing customers, whose median premium per customer grew roughly 4x with little to no incremental customer acquisition costs. As of December 31, 2021, pet insurance policies represented approximately 17% of IFP and premium per customer of pet insurance policies was more than double the premium per customer of our renters and homeowners policies.

Car

We also recently launched car insurance. Lemonade Car insurance covers car accidents, weather damage, theft and vandalism, damage from fire, trees, or animals, glass and windshield repair, liability for bodily injury and property damage, medical expenses, roadside assistance, and reimburses drivers for expenses relating to temporary transportation when a car is being repaired, subject to certain exceptions. For each added Lemonade Car customer, we plant trees based on drivers’ mileage to help offset carbon emissions, and our product was built for drivers with low mileage and environment-friendly cars.

Life

Lemonade also provides life insurance. With Lemonade’s term life insurance offering, individuals age 18 to 60 can apply online for up to $1.5 million in coverage, for terms of 10, 15, 20, 25, and 30 years, without a medical exam or a lab test. Applicants simply answer some basic questions about their health to apply for coverage. With term life offered by Lemonade, policyholders pay a fixed annual premium for the entire term of the policy.
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
The Giveback is paid only if payment is authorized by Lemonade Insurance Company's board of directors in its sole discretion and consistent with its duty of care. See "Risk Factors — We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition." Our 2021 Giveback for the 12 month period ended June 30, 2021 amounted to about 1% of earned premiums. We calculate our annual Giveback on each anniversary of our primary reinsurance contract. The Giveback is not a contractual obligation to any customer or to any cause, and customers may not take a tax deduction related to the donations.
We have informed, and intend to continue to inform, our customers of the amount donated to their selected nonprofit during each Giveback on an annual basis, details of which follow:

Giveback Year	Number of Nonprofit Organizations	Amount
2021	65	$2,303,381
2020	34	$1,128,109
2019	26	$631,540
2018	15	$162,135
2017	14	$53,174
Selected nonprofit organizations by customers in 2021 included: American Forests, Malala Fund, and Habitat for Humanity, among many others. Although new and untested, we believe that donating a portion of the money left over after paying claims to nonprofits will discourage fraud and promote greater trust between us and our customers.
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

Underwriting
Our digital platform enables us to ask fewer questions of our customers but derive many times more data points from each customer interaction than our competitors. To date we have collected over 8.2 billion data entries, a trove that grows by the minute. Applying machine learning to these data allows us to identify predictive patterns, and these inform our underwriting. Our underwriting process involves collecting this information, classifying and evaluating each individual risk exposure, assessing the impact of the risk on our existing portfolio, and pricing the risk accordingly. When we launched, and had no data of our own, pricing and underwriting were done using easily obtainable industry information. Due to the limitations of these data, customers appeared relatively undifferentiated. As we collected more data, we found that groups our competitors viewed as monolithic were actually made up of predictable sub-groups with over 600% variation in their likelihood to file a claim.
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
Proportional Reinsurance: Maximize Capital Efficiency
The low cost of capital for reinsurance companies creates an opportunity to share premiums and maintain our gross margin while dramatically reducing our capital requirements through a structure called "proportional reinsurance" (also known as "quota share reinsurance"). We currently have proportional reinsurance covering 70% of our business (the "Proportional Reinsurance Contracts"). Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede," 70% of our premiums to our reinsurers. In exchange, these reinsurers pay us a "ceding commission" of 25% for every dollar ceded, in addition to funding all of the corresponding claims, i.e. 70% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross margin from the volatility of claims, while boosting our capital efficiency dramatically.

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
Non-Proportional Reinsurance: Optimize Gross Margin
As described above, our Proportional Reinsurance Contracts provide that we cede 70% of our premiums to our reinsurers, pushing our capital efficiency to near maximized levels. We have opted to manage the remaining 30% of our business with alternative forms of reinsurance, with a view to maximizing profitability.
These two remaining goals live in tension with one another: leaving zero "wiggle room" around our fixed fee would guarantee its stability, but would preclude our benefiting from our improving loss ratio. Conversely, any room for improved profitability would also introduce additional volatility into our business.
To balance our desire for both growing and stable gross margin, we set out to structure our remaining reinsurance such that variability in our gross margin will be largely contained, though not eliminated entirely. We believe we have achieved this through a combination of reinsurance structures known as "per risk reinsurance" and "facultative reinsurance" (the "Non-Proportional Reinsurance Contracts"). Together with the Proportional Reinsurance Contracts, these Non-Proportional Reinsurance Contracts intend to ensure that the most we will pay for any one claim is unlikely to exceed $150,000.
Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. To reduce this risk, on July 1, 2021, we entered into a one year property catastrophe excess of loss treaty.
We believe our reinsurance structure achieves important goals: making us capital-light, buffering our gross margin from the vicissitudes of claims, and leaving room for our gross margin to grow.
Duration
Our goal of maximizing predictability of our results, while growing gross margin over time, led us to vary not only the terms of our reinsurance agreements, but their term, too.

The Proportional Reinsurance Contracts are issued by a consortium of five reinsurers, including Hannover Ruck SE, Lloyd’s Underwriter Syndicate No. 1084 CSL, MAPFRE Re (Spain), Swiss Re America (US) and Tokio Marine & Nichido Fire Insurance Co. Ltd., each holding an ‘A’ or better rating from A.M. Best, and each holding a share of the agreement’s commitments. Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder have a one-year term expiring June 30, 2022. Our Non-Proportional Reinsurance Contracts, in which eighteen reinsurers partake, including Aspen Insurance UK Limited, AXIS Reinsurance Company, Hannover Ruck SE, Swiss Re, Arch Reinsurance Company and Lloyd’s Underwriting Syndicates No. 1084 CSL, 2001 AML, 2791 MAP and 4000 HAM, each holding an ‘A’ or better rating from A.M. Best, have a one-year term expiring June 30, 2022.
All told, about 55% of our book is reinsured on a three-year term through June 30, 2023, with the remainder coming up for renewal and renegotiation on an annual basis. We believe that staggering the terms this way provides an appropriate balance between maximizing predictability, and enabling us to capture more margin over time.

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
Competition
The homeowners, pet, car and, to a lesser extent, the renters insurance industries in which we operate are highly competitive. While we believe we are well positioned to execute our business model and reinvent insurance, we face significant competition from traditional insurance companies such as Allstate, Farmers, Liberty Mutual, State Farm, GEICO, Progressive and Travelers. Although we are tapping into markets that our competitors have struggled to reach, the incumbent insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital and more types of insurance coverage to offer, such as auto, health and life insurance, than we currently do. In particular, unlike us, many of these competitors offer consumers the ability to purchase homeowners and multiple other types of insurance products and "bundle" them together, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance, pet and car insurance, we face intense competition from traditional insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion. Competitors in the car insurance space include companies such as Progressive, GEICO and Allstate.
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
Our Challenges
We will encounter challenges while pursuing our growth opportunities and implementing our business model, and our continued success will depend on our ability to overcome such challenges. Our business model is premised on the expectation that a significant number of our customers who are renters will continue to retain coverage with us as they transition from being renters to homeowners, but we cannot provide assurances that we will succeed. Additionally, our Giveback may not function as intended and may not align our interests with those of our customers to the extent anticipated and our commitment to charitable giving through our Giveback may not resonate with our existing customers or may fail to attract new customers. Further, the inadequacy of current reinsurance to protect against catastrophic losses and the unavailability of acceptable reinsurance protection in the future would have an adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. Future legislation may affect our ability to use artificial intelligence in our business and operations, and artificial intelligence is integral to our business model. See "Risk Factors" beginning on page 33 of this Annual Report for a discussion of factors you should carefully consider before investing in our common stock.

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
As of December 31, 2021, we do not own any U.S. or foreign patents and do not have any U.S. or foreign patent applications pending. As of December 31, 2021, we hold 120 foreign registered trademarks and 4 registered trademarks in the United States, including the Lemonade mark, have 16 foreign trademark applications pending and no U.S. trademark applications pending, and hold three copyrights in the United States, covering certain videos, texts, photographs, and artwork displayed on our mobile app and website. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Recognition as a Certified B Corp requires that a company achieve a reviewed assessment score of at least 80. The review process includes a phone review and a random selection of indicators to for verify documentation. The assessment also includes a disclosure questionnaire, including any sensitive practices, fines, and sanctions related to the company or its partners.
Our certification also required us to adopt the public benefit corporation structure, a step we have already completed. Once certified, every Certified B Corp must make its assessment score transparent on the independent non-profit organization's website. Acceptance as a Certified B Corp and continued certification is at the sole discretion of the independent organization.

Human Capital Resources
Employees
As of December 31, 2021, we had 1,119 employees, 793 of whom were based in the United States and the rest of whom were based outside of the United States, primarily in Israel. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
As of December 31, 2021, and based on public information from five competing insurance companies in the United States, we estimate that the number of customers per employee for those companies ranges from approximately 150 to approximately 450 customers per employee. We base this estimate on publicly available information, which we have adjusted for comparability. The calculation of "employees" includes insurance agents and brokers because they are a significant cost component for other insurance companies. In comparison to these competitors, our number of customers per employee was approximately 1,300 as of December 31, 2021.
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
In addition, in 2020, we issued 500,000 shares of common stock as the initial endowment of the Lemonade Foundation, a 501(c)(4) social welfare organization established under Arizona law. By contributing approximately 1% of our common stock to the Lemonade Foundation, we hope to promote charitable giving and other community-centric activities with a nexus to our community.
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

In the wake of the social justice movements, our employees founded in 2020 an anti-racism education group, and continued to share resources, promote racial equity, and anti-bias training.

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

Geographic Scope of Business
In the United States, as of December 31, 2021, Lemonade Insurance Company is licensed to operate in New York (its domiciliary state), Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Washington, D.C., Florida, Georgia, Hawaii, Illinois, Iowa, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, and Wisconsin.
We also currently hold a pan-European license, which enables us to sell in 31 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and France in 2020.
When we launched in late 2016, our licenses covered approximately 20 million people, compared to approximately 825 million people as of December 31, 2021.
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

Lemonade Insurance Company must apply for and maintain a license to sell insurance in those jurisdictions in which it transacts its insurance business, including New York (its domiciliary state), Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Washington, D.C., Florida, Georgia, Hawaii, Illinois, Iowa, Indiana, Kentucky, Lousiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

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

Licensing of Our Employees and Adjusters

In certain states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and are not required to be licensed agents. As of December 31, 2021, 232 employees were required to maintain and did maintain requisite licenses for these activities in most states in which we operate.

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

Risk-Based Capital

Risk-based capital laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use risk-based capital to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. New York has adopted the model legislation promulgated by the NAIC pertaining to risk-based capital, and requires annual reporting by New York-domiciled insurers to confirm that the minimum amount of risk-based capital necessary for an insurer to support its overall business operations has been met. New York-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Failure to maintain risk-based capital at the required levels could adversely affect the ability of Lemonade Insurance Company to maintain the regulatory approvals necessary to conduct its business. As of December 31, 2021, Lemonade Insurance Company maintained a risk-based capital level of 546%.

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

Recent Developments

On November 8, 2021, Lemonade entered into a definitive agreement (“Agreement”) to acquire Metromile, Inc. (“Metromile’). Pursuant to the terms of the Agreement, the Company will acquire 100% of the equity of Metromile, through an all stock transaction that implies a fully diluted equity value of $500 million, or over $200 million, net of cash (based upon the conversion ratio of 19 shares of Metromile for 1 share of Lemonade). The transaction is expected to close in the second quarter of 2022 subject to customary closing conditions, including stockholder approval of Metromile.

Metromile is a leading digital insurance platform in the United States. With data science at its foundation, Metromile offers real-time, personalized auto insurance policies by the mile instead of the industry’s reliance on approximations that have historically made prices unfair. Metromile’s digitally native offering is built around the modern driver’s needs, featuring automated claims and complementary smart driving features. In addition, through Metromile Enterprise, Metromile licenses its technology platform to insurance companies around the world. Metromile’s cloud-based software as a service enables carriers to operate with greater efficiency, automate claims to expedite resolution, reduce losses associated with fraud, and unlock the productivity of employees.

Additional Information

We were incorporated in Delaware as a public benefit corporation in June 2015. Our offices are located 5 Crosby Street, 3rd Floor, New York, New York 10013. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LMND.”

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
We have not been profitable since our inception in 2015 and had an accumulated deficit of $561.9 million and $320.6 million as of December 31, 2021 and December 31, 2020, respectively. We incurred net losses of $241.3 million and $122.3 million in the years ended December 31, 2021 and December 31, 2020, respectively. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our user base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
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
Our business model is predicated on behavioral economics. Under our model, we typically retain a fixed fee, currently 25% of premiums. We use the remaining funds to pay claims (including reinsurance) and we 'Giveback' residual amounts to nonprofits of our customers' choosing. While we designed our business model to attract users, align our incentives with those users, discourage fraudulent claims and allow us to offer competitive pricing, our business model may not operate as intended over time and on a larger scale. For example:
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
•We have proportional reinsurance covering 70% of our business, pursuant to our Proportional Reinsurance Contracts. We have opted to manage the remaining 30% of our business with alternative forms of reinsurance, which are achieved through the Non-Proportional Reinsurance Contracts. See "Business — Our Vertically-Integrated Platform — Reinsurance." False claims or higher than expected claims could cause reinsurers to charge higher rates, refuse to provide reinsurance or provide reinsurance on less favorable terms. While we have implemented control procedures to detect false claims, such procedures may not prevent such claims from being filed or prevent a sufficient number of them from being paid out.
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
Our revenue grew from $67.3 million for the year ended December 31, 2019, $94.4 million for the year ended December 31, 2020, to $128.4 million for the year ended December 31, 2021. Our total employees grew from 279 as of December 31, 2019, to 567 as of December 31, 2020, and to 1,119 as of December 31, 2021. In addition, from December 31, 2017 to December 31, 2021 we expanded from offering insurance in 8 states to offering it in 38 states, including Washington, D.C. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers' insurance- buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
The renters and homeowners insurance market is highly competitive with carriers competing through product coverage, reputation, financial strength, advertising, price, customer service and distribution.
While we face limited direct competition from traditional insurance companies for first-time renters, we face significant competition from traditional insurance companies for homeowners. Competitors include companies such as Allstate, Farmers, Liberty Mutual, State Farm, GEICO, Progressive and Travelers, These companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as auto, health and life, than we currently do. Our future growth will depend in large part on our ability to grow our homeowners insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer consumers the ability to purchase renters, homeowners and multiple other types of insurance coverage and "bundle" them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance, such as pet insurance, we could face intense competition from insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion. Competitors in the car insurance space include companies such as Progressive, GEICO and Allstate. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all.
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
We have proportional reinsurance covering 70% of our business. Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede," 70% of our premiums to our reinsurers. In exchange, these reinsurers pay us a "ceding commission" of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 70% of all our claims. We have opted to manage the remaining 30% of our business with alternative forms of reinsurance. We have achieved this through the Non-Proportional Reinsurance Contracts. Roughly three quarters of the Proportional Reinsurance Contracts run for a three-year term, expiring June 30, 2023, while the remainder has a one-year term, expiring June 30, 2022. Our Non-Proportional Reinsurance Contracts have a one-year term expiring June 30, 2022. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts

when each expires, such changes could have an adverse impact on our business model. See "Business — Our Vertically-Integrated Platform — Reinsurance."
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
Our ability to attract and retain customers and therefore increase our revenue depends on our ability to successfully expand our product offerings. While we have historically concentrated our efforts exclusively on the renters and homeowners insurance market, we launched pet insurance in 2020, and auto and life insurance in 2021, in order to achieve our long-term growth goals. Our success in the renters and homeowners insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the renters, homeowners and pet insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.

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
We use artificial intelligence and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. If federal, state or international regulators or courts were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against or otherwise violates the rights of some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our collection or use of this data.
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
Additionally, changes in regulations or commercial practices could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the Securities and Exchange Commission (the “SEC”) of the type and "aggregate value" of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on key distribution platforms, such as the Lemonade API, if the third party distribution platforms are unable to continue to distribute our insurance products pursuant to insurance law and regulations.
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
Starting on January 1, 2021, we are subject to the GDPR and the UK GDPR (which, together with the amended UK Data Protection Act 2018, retains the GDPR into UK law) to the extent we offer services to UK users, monitor their behavior or are established in the United Kingdom. Failure to comply with the UK GDPR mirrors the fines of the GDPR and for the most serious breaches can result in fines up to the greater of £17 million (approximately $20 million), or 4% of global turnover.
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
Our success depends upon the continued service of Daniel Schreiber, our co-founder, Co-Chief Executive Officer and a member of our board of directors, and Shai Wininger, our co-founder, President, Co-Chief Operating Officer and a member of our board of directors (collectively with Mr. Schreiber, our "Co-Founders"), and senior management team, highly-specialized insurance experts and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of either of our Co-Founders or any other member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.
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
Our Co-Founders and some of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2021, we had 274 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel, its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip), and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Any hostilities involving Israel could adversely affect our operations and results of operations. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations.
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
Approximately 57% of our gross written premium for the year ended December 31, 2021 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as COVID-19, and cause material losses in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
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
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, us and other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ artificial intelligence to collect data points, customers or consumer groups have brought and could bring individual or class action claims alleging that our methods of collecting or using data and pricing risk are impermissibly discriminatory or otherwise improper. We cannot predict with any certainty whether we will be involved in such material litigation in the future or what impact such material litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damage amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time- consuming and costly to defend and may divert management's attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition. See "Legal Proceedings."
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
As of December 31, 2021, we had gross accumulated federal NOLs for tax purposes of $518.3 million, which can be offset against our future taxable income. Of these federal NOLs, $46.0 million in losses will begin to expire in 2035 and $472.3 million in losses can be carried forward indefinitely. As of December 31, 2021, the Company has gross accumulated state and local losses for tax purposes of $292.7 million which will begin to expire in 2029.
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
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of December 31, 2021, we were licensed in 42 states of the United States and operate in 38 of those states, including Washington, D.C., which are home to approximately 90% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.
In addition to growing our domestic business, we have started expanding our presence internationally, particularly in Europe. We currently hold a pan-European license, which enables us to sell in 31 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and France in 2020. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Moreover, international operations are subject to risks and uncertainties inherent in operating in these regions, including, political unrest, such as the current situation with Ukraine and Russia. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
As of December 31, 2021, we were licensed in 42 states of the United States and operate in 38 of those states, including Washington, D.C. We also hold a pan-European license, which enables us to sell in 31 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and in France in 2020.
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
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which requires covered financial institutions, including Lemonade Insurance Company, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations. See "Business - Regulation of Enterprise Risk, Cybersecurity, and Other Recent Developments".
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2021, our risk-based capital ratio was 546%.
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
Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do. See "Business - Regulation of Our Business — Risk-Based Capital."
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
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition and results of operations. See "Business - Regulation of Our Business — Insolvency Funds and Associations, Mandatory Pools, and Insurance Facilities."
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
As of March 1, 2022, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 19.4% of our outstanding common stock, corresponding to 19.4% of the total voting rights in our Company. SoftBank Group Capital Limited has delegated all of its investment and voting power with respect to the shares of Lemonade that it owns to a three-member joint investment committee consisting of our Co-Founders and an executive of SoftBank, and which shall act unanimously. As a result, each of our Co-Founders will have an effective veto over the voting and dispositive decisions related to our shares held by SoftBank Group Capital Limited. Our Co-Founders' membership in the joint investment committee will increase our Co-Founders' significant influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our Amended Charter or to our amended and restated bylaws (the “Amended Bylaws”), and other extraordinary transactions. In addition, a deadlock among the committee members could hinder the voting of SoftBank Group Capital Limited's shares on any given corporate action. Our Co-Founders, individually or together, may have interests that differ from yours and may influence the joint investment committee to vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
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
•only our chairman of the board of directors, our co-chief executive officers, our president (in the absence of a chief executive officer), or a majority of the board of directors are authorized to call a special meeting of stockholders;
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
We are no longer an emerging growth company and the reduced compliance requirements applicable to emerging growth companies no longer apply to us.
We no longer qualify as an emerging growth company as defined in the JOBS Act and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies. As a result, subject to certain grace periods, we are now required to:

•engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” and “say-on-frequency”; and
•disclose a compensation discussion and analysis, including disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We are no longer able to continue to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make changes to our internal control over financial reporting. Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.
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
Payments of dividends by our insurance subsidiary is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. The limitations are based on income and surplus determined in accordance with statutory accounting principles, not GAAP. In addition, our insurance subsidiary could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. Our insurance subsidiary may also face competitive pressures in the future to maintain insurance financial stability or strength ratings. These restrictions and other regulatory requirements would affect the ability of our insurance subsidiary to make dividend payments and we may not receive dividends in the amounts necessary to meet our obligations. See "Business - Regulation of Our Business — Restrictions on Paying Dividends."
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

Risks Relating to the Mergers with Metromile

Unless the context indicates otherwise, references in this section to the “merger” or “mergers” refer to the merger contemplated by the merger agreement by and among Metromile, Lemonade, Inc. (“Lemonade”), Citrus Merger Sub A, Inc., a wholly owned subsidiary of Lemonade (“Acquisition Sub I”), and Citrus Merger Sub B, LLC, a wholly owned subsidiary of Lemonade (“Acquisition Sub II”) as disclosed in the Company's Proxy Statement/Prospectus included in the Registration Statement on Form S-4, filed with the SEC on December 14, 2021.

Because the exchange ratio is fixed and will not be adjusted in the event of any change in the price of either Lemonade or Metromile common stock, the value of the consideration that Metromile stockholders will actually receive in the mergers is uncertain.

Upon completion of the mergers, each share of Metromile common stock outstanding immediately prior to the mergers, other than shares held in treasury by Metromile or held directly by Lemonade or Acquisition Sub I, will be converted into the right to receive 0.05263 shares of Lemonade common stock (with cash, without interest and less any applicable withholding taxes, in lieu of any fractional shares of Lemonade common stock). This exchange ratio is fixed in the merger agreement and will not be adjusted for changes in the market price of either Lemonade or Metromile common stock prior to the completion of the mergers. The market prices of Lemonade and Metromile common stock have fluctuated prior to and after the date of the announcement of the merger agreement and may continue to fluctuate to the date of the Metromile special meeting, and through the date the mergers are consummated.

Because the value of the merger consideration will depend on the market price of Lemonade common stock at the time the mergers are completed, Metromile stockholders will not know or be able to determine at the time of the Metromile special meeting the market value of the merger consideration they would receive upon completion of the mergers.

Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Lemonade’s or Metromile’s respective businesses, operations and prospects, the uncertainty as to the extent of the duration, scope and impact of the COVID-19 pandemic, market assessments of the likelihood that the mergers will be completed, interest rates, general market, industry and economic conditions and other factors generally affecting the respective prices of Lemonade and Metromile common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which Lemonade and Metromile operate, and the timing of the mergers and receipt of required regulatory approvals and consents.

Many of these factors are beyond the control of Lemonade and Metromile, and neither Lemonade nor Metromile is permitted to terminate the merger agreement solely due to a decline in the market price of the common stock of the other party. Metromile stockholders are urged to obtain current market quotations for Lemonade and Metromile common stock in determining whether to vote in favor of the merger proposal.

The market price of Lemonade common stock will continue to fluctuate after the mergers.

Upon completion of the mergers, Metromile stockholders will become holders of Lemonade common stock. The market price of the common stock of the combined company may continue to fluctuate, potentially significantly, following completion of the mergers, including for the reasons described above. As a result, former Metromile stockholders could lose some or all of the value of their investment in Lemonade common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the Lemonade common stock received in the mergers, regardless of the combined company’s actual operating performance.

The mergers may not be completed and the merger agreement may be terminated in accordance with its terms.

The mergers are subject to a number of conditions that must be satisfied or waived (to the extent permitted) prior to the completion of the mergers, including the approval by Metromile stockholders of the merger proposal. These conditions are described under “The Merger Agreement - Conditions to the Completion of the Merger.” These conditions to the completion of the mergers, some of which are beyond the control of Lemonade and Metromile, may not be satisfied or waived in a timely manner or at all, and, accordingly, the mergers may be delayed or not completed.

Additionally, either Lemonade or Metromile may terminate the merger agreement under certain circumstances, including, among other reasons, if the mergers are not completed by the end date. In addition, if the merger agreement is terminated under specified circumstances, including if the Metromile board of directors changes its recommendation, Metromile may be required to pay Lemonade a termination fee of $12.5 million.

The termination of the merger agreement could negatively impact Lemonade or Metromile and the trading prices of the Lemonade or Metromile common stock.

If the mergers are not completed for any reason, including because Metromile stockholders fail to approve the merger proposal, the ongoing businesses of Lemonade and Metromile may be adversely affected and, without realizing any of the expected benefits of having completed the mergers, Lemonade and Metromile would be subject to a number of risks, including the following:

The market price for shares of Lemonade common stock may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Lemonade or Metromile common stock.

Upon consummation of the mergers, Lemonade stockholders and Metromile stockholders will both hold shares of common stock in the combined company. Lemonade’s businesses differ from those of Metromile, and Metromile’s businesses differ from those of Lemonade, and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting the independent results of operations of Lemonade and Metromile. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected either Lemonade or Metromile.

Based on the anticipated treatment of equity-based awards and the number of shares of Metromile common stock outstanding as of December 10, 2021, it is expected that Lemonade may issue up to approximately 6,748,318 shares of Lemonade common stock in the mergers. Former Metromile stockholders may decide not to hold the shares of Lemonade common stock that they will receive in the mergers, and Lemonade stockholders may decide to reduce their investment in Lemonade as a result of the changes to Lemonade’s investment profile as a result of the mergers. Other Metromile stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Lemonade common stock that they receive in the mergers. Such sales of Lemonade common stock could have the effect of depressing the market price for Lemonade common stock.

The shares of common stock of the combined company to be received by Metromile stockholders as a result of the mergers will have rights different from the shares of Metromile common stock.

Upon completion of the mergers, Metromile stockholders will no longer be stockholders of Metromile, but will instead become stockholders of Lemonade. As Lemonade and Metromile are both Delaware corporations, the rights of Lemonade and Metromile stockholders are not materially different. However, there are certain differences between the rights of Lemonade stockholders under Lemonade’s amended and restated certificate of incorporation (the “Lemonade charter”) and Lemonade’s Amended Bylaws and the rights of Metromile stockholders under Metromile’s amended and restated certificate of incorporation (the “Metromile charter”) and Metromile’s amended and restated certificate of incorporation and Metromile’s amended and restated bylaws.

After the mergers, Metromile stockholders will have a significantly lower ownership and voting interest in Lemonade than they currently have in Metromile and will exercise less influence over management and policies of the combined company.

Based on the anticipated treatment of equity-based awards and the number of shares of Lemonade and Metromile common stock outstanding on December 10, 2021, upon completion of the mergers, former Metromile stockholders are expected to own approximately 9.9% of the outstanding shares of Lemonade common stock and Lemonade stockholders immediately prior to the mergers are expected to own approximately 90.1% of the outstanding shares of Lemonade common stock. Consequently, former Metromile stockholders will have less influence over the management and policies of the combined company than they currently have over the management and policies of Metromile.

Until the completion of the mergers or the termination of the merger agreement in accordance with its terms, Lemonade and Metromile are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Lemonade, Metromile and/or their respective stockholders.

From and after the date of the merger agreement and prior to completion of the mergers, the merger agreement restricts Lemonade and Metromile from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in the ordinary course in all material respects. These restrictions may prevent Lemonade or Metromile, as applicable, from taking actions during the pendency of the mergers that might otherwise be beneficial. Adverse effects arising from these restrictions during the pendency of the mergers could be exacerbated by any delays in consummation of the mergers or termination of the merger agreement.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the mergers.

The mergers are subject to a number of conditions to closing as specified in the merger agreement. These closing conditions include, among others, the approval by Metromile stockholders of the merger proposal, the expiration or earlier termination of any applicable waiting period and any agreed upon extensions of any waiting period or commitment not to consummate the mergers for any period of time) applicable to the consummation of the mergers under the HSR Act, the receipt of certain regulatory consents and approvals, approval for listing on the NYSE of the shares of Lemonade common stock to be issued pursuant to the merger agreement, and the absence of governmental restraints or prohibitions preventing the consummation of the mergers. The obligation of each of Lemonade and Metromile to consummate the mergers are also conditioned on, among other things, the truth and accuracy of the representations and warranties made by the other party on the date of the merger agreement and on the closing date (subject to certain materiality and material adverse effect qualifiers), and the performance by the other party in all material respects of its obligations under the merger agreement. No assurance can be given that the other required stockholder, governmental and regulatory consents and approvals will be obtained or that the other required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the mergers could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that Lemonade and Metromile expect to achieve if the mergers are successfully completed within its expected time frame.

Lemonade and Metromile must obtain certain regulatory consents and approvals to consummate the mergers, which, if delayed, not granted or granted with burdensome or unacceptable conditions, could prevent, substantially delay or impair consummation of the mergers, result in additional expenditures of money and resources or reduce the anticipated benefits of the mergers.

The completion of the mergers is subject to the expiration or termination of all waiting periods (and any agreed upon extensions of any waiting period or commitment not to consummate the mergers for any period of time) applicable to the consummation of the mergers under the HSR Act, the absence of any agreement pending or in effect between Lemonade and any governmental entity not to close, and the receipt of certain additional regulatory consents and approvals.

With respect to United States antitrust and competition laws, under the HSR Act, the mergers may not be completed until Notification and Report Forms have been filed with the U.S. Federal Trade Commission (the “FTC”) and the U.S. Department of Justice (the “DOJ”) and the applicable waiting period (or any extension thereof) has expired or been terminated. A transaction requiring notification under the HSR Act may not be completed until the expiration of the applicable 30-day waiting period following the parties’ filing of their respective HSR notifications or the early termination of that waiting period, at the earliest. If the FTC or the DOJ issues a Request for Additional Information and Documentary Material (a “Second Request”) prior to the expiration of the waiting period, the parties must observe an additional 30-day waiting period, which begins to run only after both parties have substantially complied with the Second Request, unless the waiting period is terminated earlier or the parties otherwise agree to extend the waiting period (or commit not to consummate the mergers for a specified period of time). Each of Lemonade and Metromile filed an HSR Notification and Report Form with the FTC and the DOJ on December 3, 2021.

At any time before or after consummation of the mergers, notwithstanding the expiration or termination of the applicable waiting period under the HSR Act, the DOJ or the FTC, could take such action under antitrust or competition laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the mergers, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or to terminate existing relationships and contractual rights. Under certain circumstances, private parties may also seek to take legal action against the mergers under antitrust or competition laws.

Any one of these requirements, limitations, costs, divestitures or restrictions imposed by antitrust authorities could jeopardize or delay the completion, or reduce the anticipated benefits, of the mergers. There is no assurance that Lemonade and Metromile will obtain all required regulatory consents or approvals on a timely basis, or at all. Failure to obtain the necessary consents and approvals could substantially delay or prevent the consummation of the mergers, which could negatively impact both Lemonade and Metromile.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the mergers.

The success of the mergers will depend in part on the combined company’s ability to retain the talents and dedication of the professionals currently employed by Lemonade and Metromile. It is possible that these employees may decide not to remain with Lemonade or Metromile, as applicable, while the mergers are pending, or with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Lemonade and Metromile to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Lemonade and Metromile may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of Lemonade and Metromile to the same extent that those companies have been able to attract or retain their own employees in the past.

The mergers, and uncertainty regarding the mergers, may cause customers, strategic partners and others to delay or defer decisions concerning Lemonade or Metromile and adversely affect each company’s ability to effectively manage its respective business.

The mergers will happen only if the stated conditions are met, including the approval by Metromile stockholders of the merger proposal and the receipt of required regulatory approvals, and consents among other conditions. Many of the conditions are beyond the control of Lemonade and Metromile, and both parties also have certain rights to terminate the merger agreement.

Accordingly, there may be uncertainty regarding the completion of the mergers. This uncertainty may cause customers, strategic partners or others that deal with Lemonade or Metromile to delay or defer entering into contracts with Lemonade or Metromile or making other decisions concerning Lemonade or Metromile or seek to change or cancel existing business relationships with Lemonade or Metromile, which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on the respective businesses of Lemonade and Metromile, regardless of whether the mergers are ultimately completed.

In addition, the merger agreement restricts Lemonade, Metromile and their respective subsidiaries from taking certain actions during the pendency of the mergers without the consent of the other party. These restrictions may prevent Lemonade and Metromile from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the mergers.

Whether or not the mergers are completed, the announcement and pendency of the mergers could cause disruptions in the businesses of Lemonade and Metromile, which could have an adverse effect on their respective businesses and financial results.

Whether or not the mergers are completed, the announcement and pendency of the mergers could cause disruptions in the businesses of Lemonade and Metromile, including by diverting the attention of Lemonade and Metromile management toward the completion of the mergers. In addition, Lemonade and Metromile have each diverted significant management resources in an effort to complete the mergers and are each subject to restrictions contained in the merger agreement on the conduct of their respective businesses. If the mergers are not completed, Lemonade and Metromile will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit.

Metromile directors and executive officers may have interests in the mergers that may be different from, or in addition to, the interests of Metromile stockholders generally.

Metromile directors and executive officers may have interests in the mergers, including financial interests, which may be different from, or in addition to, the interests of Metromile stockholders generally.

Metromile stockholders should be aware of these interests when they consider the recommendation of the Metromile board of directors that they vote to approve the merger proposal. The Metromile board of directors was aware of and considered these interests, among other matters, in reaching its determination that the mergers are fair to and in the best interests of Metromile and its stockholders, approving and declaring advisable the merger agreement and the transactions contemplated thereby, including the mergers, and recommending that Metromile stockholders approve the merger proposal. The interests of Metromile directors and executive officers are described in more detail under “Interests of Metromile Directors and Executive Officers in the Merger.”

Lemonade or Metromile may waive one or more of the closing conditions without re-soliciting stockholder approval from Metromile stockholders.

To the extent permitted by law, Lemonade or Metromile may determine to waive, in whole or part, one or more of the conditions to their respective obligations to consummate the mergers. Any determination as to whether to waive any condition to the consummation of the mergers, and as to whether to re-solicit stockholder approval as a result of such waiver, will be made by Metromile at the time of such waiver based on the facts and circumstances as they exist at that time.

The merger agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with Metromile.

The merger agreement contains “no shop” provisions that restrict the ability of Metromile to, among other things:

•solicit, initiate, knowingly encourage or knowingly facilitate any inquiries regarding, or the submission or announcement by any person of, any proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal;
•furnish any information regarding Metromile or its subsidiaries in connection with, or for the purpose of soliciting, initiating, encouraging or facilitating, or in response to, any inquiry, proposal or offer that constitutes or would reasonably be expected to lead to an acquisition proposal;
•engage in, enter into, continue or otherwise participate in any discussions or negotiations with any person with respect to any acquisition proposal or any inquiry, proposal or offer that would reasonably be expected to lead to any acquisition proposal; or
•approve, adopt, recommend, agree to or enter into, or propose to approve, adopt, recommend, agree to or enter into, any letter of intent, memorandum of understanding or similar document, agreement, commitment, or agreement in principle with respect to any acquisition proposal.

Furthermore, there are only limited exceptions to the requirement under the merger agreement that the Metromile board of directors not withdraw, modify, amend or qualify the Metromile board of directors’ required recommendation to Metromile stockholders to adopt the merger agreement. Although the Metromile board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the merger agreement, in response to a superior proposal or to an intervening event (if the Metromile board of directors determines in good faith that a failure to do so would be reasonably likely to be inconsistent with its fiduciary duties under applicable law), such change of recommendation would entitle Lemonade to terminate the merger agreement and collect a termination fee from Metromile.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger of Metromile, even if it were prepared to pay consideration with a higher value than that implied by the exchange ratio in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

The mergers will involve substantial costs.

Lemonade and Metromile have incurred and expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by Lemonade or Metromile regardless of whether the mergers are completed.

The combined company will also incur restructuring and integration costs in connection with the mergers. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the mergers and the integration of Metromile’s business with Lemonade’s business. Although Lemonade expects that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by Lemonade even if the mergers are not completed. While Lemonade has assumed that certain expenses would be incurred in connection with the mergers and the other transactions contemplated by the merger agreement, there are many factors beyond Lemonade’s control that could affect the total amount or the timing of the integration and implementation expenses.

Metromile stockholders will not be entitled to appraisal rights in the mergers.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders of a corporation to dissent from an extraordinary transaction, such as a merger, and to demand that such corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to such stockholders in connection with the extraordinary transaction. Under the DGCL, stockholders generally do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash in lieu of fractional shares or (d) any combination of the foregoing.

Because Lemonade common stock is listed on the NYSE, a national securities exchange, and because Metromile stockholders are not required by the terms of the merger agreement to accept for their shares of Metromile common stock anything other than shares of Lemonade common stock and cash in lieu of fractional shares, holders of Metromile common stock are not entitled to appraisal rights in connection with the mergers.

Lawsuits may in the future be filed against Lemonade or Metromile, or against Lemonade or Metromile directors, challenging the mergers, and an adverse ruling in any such lawsuit may prevent the mergers from becoming effective or from becoming effective within the expected time frame.

Transactions like the proposed mergers are frequently subject to litigation or other legal proceedings, including actions alleging that the Lemonade or Metromile board of directors breached their respective fiduciary duties to their stockholders by entering into the merger agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. Neither Lemonade nor Metromile can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against Lemonade or Metromile, or against the Lemonade or Metromile board of directors, they will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Lemonade, Metromile or the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the mergers is that no injunction by any court or other governmental entity of competent jurisdiction will be in effect that prevents, enjoins or makes illegal the consummation of the mergers. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the mergers, that injunction may prevent the mergers from becoming effective or from becoming effective within the expected time frame.

The consummation of the transactions contemplated under the merger agreement are not conditioned upon the receipt of an opinion of counsel to the effect that the mergers will qualify for the Intended Tax Treatment, and neither Metromile nor Lemonade intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the mergers.

The mergers, taken together, are intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes (the “Intended Tax Treatment”). Assuming the mergers so qualify, a U.S. holder (as defined under “Material U.S. Federal Income Tax Consequences of the Mergers”) of Metromile common stock generally will not recognize any gain or loss for U.S. federal income tax purposes upon the exchange of Metromile common stock for Lemonade common stock in the first merger, except with respect to cash received by such U.S holder in lieu of fractional shares of Lemonade common stock.

However, it is not a condition to Metromile’s obligation or Lemonade’s obligation to consummate the transactions contemplated by the merger agreement that the mergers qualify for the Intended Tax Treatment or that Metromile or Lemonade receive an opinion from counsel to that effect. Whether or not the mergers qualify for the Intended Tax Treatment depends in part on whether holders of Metromile stock receive a sufficient amount of Lemonade common stock in the first merger to preserve a substantial part of their interest in Metromile through ownership of Lemonade common stock. The satisfaction of such requirement will not be known until the mergers are completed and depends on the treatment of the right under the merger agreement of current and former holders of Metromile common stock to receive Lemonade common stock in respect of their right to the Metromile Additional Shares. Furthermore, neither Metromile nor Lemonade intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the mergers. Accordingly, no assurance can be given that the mergers will qualify for the Intended Tax Treatment or that the IRS will not challenge the conclusion that the mergers will qualify for the Intended Tax Treatment or that a court would not sustain such a challenge. If, contrary to expectations, the mergers do not qualify for the Intended Tax Treatment, U.S. holders of Metromile stock could be subject to U.S. federal income tax upon the receipt of Lemonade common stock in the first merger.

Risks Relating to the Combined Company

Combining the businesses of Lemonade and Metromile may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the mergers, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the mergers will depend on, among other things, the ability of Lemonade and Metromile to combine their businesses in a manner that facilitates growth opportunities. Lemonade and Metromile have entered into the merger agreement because each believes that the mergers and the other transactions contemplated by the merger agreement are fair to and in the best interests of their respective stockholders and that combining the businesses of Lemonade and Metromile will produce benefits.

However, Lemonade and Metromile must successfully combine their respective businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what Lemonade and Metromile expect and may take longer to achieve than anticipated. If Lemonade and Metromile are not able to adequately address integration challenges, they may be unable to successfully integrate their operations or realize the anticipated benefits of the integration of the two companies.

The failure to successfully integrate the businesses and operations of Lemonade and Metromile in the expected time frame may adversely affect the combined company’s future results.

Lemonade and Metromile have operated and, until the completion of the mergers, will continue to operate independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Lemonade or Metromile employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Lemonade and Metromile in order to realize the anticipated benefits of the mergers so the combined company performs as expected:

In addition, at times the attention of certain members of Lemonade’s and Metromile’s management and each company’s respective resources may be focused on completion of the mergers and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may not be able to retain customers, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Lemonade or Metromile.

As a result of the mergers, the combined company may experience impacts on relationships with customers that may harm the combined company’s business and results of operations. Certain customers may seek to terminate or modify contractual obligations following the mergers whether or not contractual rights are triggered as a result of the mergers. There can be no guarantee that customers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the mergers. If any customers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed.

Lemonade and Metromile also have contracts with landlords, licensors and other business partners which may require Lemonade or Metromile, as applicable, to obtain consent from these other parties in connection with the mergers, or which may otherwise contain limitations applicable to such contracts following the mergers. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom Lemonade or Metromile currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the mergers. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the mergers. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the mergers or by a termination of the merger agreement.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, distributors, consumers and other third parties due to the combination of Lemonade’s and Metromile’s businesses following the mergers. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

Declaration, payment and amounts of dividends, if any, distributed to stockholders of the combined company will be uncertain.

Lemonade and Metromile have not historically paid cash dividends on their common stock. Whether any dividends are declared or paid to stockholders of the combined company, and the amounts of any such dividends that are declared or paid, are uncertain and depend on a number of factors. The Lemonade board of directors will have the discretion to determine the dividend policy of the combined company, including the amount and timing of dividends, if any, that the combined company may declare from time to time, which may be impacted by any of the following factors:

Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

The combined company is subject to risks arising from the ongoing COVID-19 pandemic.

The outbreak of COVID-19, which the World Health Organization declared a pandemic in March 2020, has spread across the globe and disrupted the global economy. Governmental actions to reduce the spread of COVID-19 have negatively impacted the macroeconomic environment in many ways, while the pandemic itself has significantly increased economic uncertainty and abruptly reduced economic activity.

The extent to which the COVID-19 pandemic will impact the combined company is highly uncertain and is difficult to predict. The pandemic’s effects and their extent will depend on various factors, including, but not limited to, the duration, scope and impact of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities and how quickly and to what extent normal economic and operating conditions can resume. Relevant adverse consequences of the pandemic could include reduced liquidity, increased volatility of the combined company’s stock price, operational disruption or failure due to spread of disease within the combined company or due to restrictions on business and social distancing guidelines imposed or requested by governmental authorities, unavailability of raw materials, disruption in the supply chain and increased cybersecurity and fraud risks due to increased online and remote activity, as well as the adverse consequences of a macroeconomic slowdown, recession or depression.

Even after the COVID-19 pandemic has subsided, the combined company may continue to experience adverse impacts to its business as a result of the global economic impact of the COVID-19 pandemic, including reduced availability of credit, adverse impacts on liquidity and the negative financial effects from any recession or depression that may occur.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company does not own any real property. Our principal office is located at 5 Crosby Street, 3rd Floor, New York, New York 10013 where we lease approximately 33,750 square feet of office space under a lease agreement that terminates in November 2025.

The Company leases additional office space in Arizona, Georgia, Texas, Tel Aviv, Israel and Amsterdam, Netherlands to support our operations both in the U.S. and Europe. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings

The Company is occasionally a party to routine claims or litigation incidental to its business and has been made a party to class action litigation alleging that certain of our business practices are or were improper. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Daniel Schreiber	50	Co-Founder, Co-Chief Executive Officer, Chairman and Director
Shai Wininger	48	Co-Founder, Co-Chief Executive Officer, President, Secretary and Director
Adina Eckstein	37	Chief Operating Officer
Tim Bixby	57	Chief Financial Officer
John Peters	50	Chief Insurance Officer
Jorge Espinel	50	Chief Business Development Officer
Directors
Joel Cutler (1)(2)	63	Director
Michael Eisenberg (2)(3)	50	Director
Silvija Martincevic (2)(3)	42	Director
Mwashuma Nyatta	41	Director
Irina Novoselsky (1)	37	Director
Caryn Seidman-Becker (1)(3)	49	Director
(1)        Member of the audit committee
(2)        Member of the compensation committee
(3)        Member of the nominating and corporate governance committee

The following is a brief biography of each of our executive officers and directors:

Daniel Schreiber has served as our Co-Founder, Co-Chief Executive Officer, and Chairman of our board of directors since our founding in June 2015. Prior to co-founding Lemonade in 2015, Mr. Schreiber served as President and a member of the board of directors of Powermat Technologies Ltd., a wireless charging solutions and technology company, from 2011 to 2015. From 2003 to 2011, he served as Senior Vice President of Marketing and Vice President of Marketing and Business Development at SanDisk and M-Systems (which was acquired by SanDisk in 2006), respectively. In 1997, Mr. Schreiber co-founded and acted as the Chief Executive Officer of Alchemedia Inc., an internet security software company acquired by Finjan Software in 2002. Prior to that, Mr. Schreiber practiced corporate commercial law at Herzog, Fox & Neeman, and was a member of the Israeli Bar Association. He holds a Bachelor of Laws with First Class Honors from King’s College London. We believe Mr. Schreiber is qualified to serve on our board of directors due to his perspective and experience from serving as a Co-Founder and Chief Executive Officer, as well as his experience leading technology companies.

Shai Wininger has served in various roles, including as our Co-Founder, Secretary, Treasurer, and Chief Technology Officer, since our founding in June 2015. Mr. Wininger has served as our Co-Chief Executive Officer since July 2021, and is a member of our board of directors. Prior to co-founding Lemonade in 2015, Mr. Wininger founded Fiverr Ltd. in 2009, and as the Chief Technology Officer, managed the engineering, design, and product departments. Prior to 2010, Mr. Wininger served in senior management capacities for companies including: from 2005 to 2010, Mobideo Aerospace, an industrial grade analytics and control platform; from 2003 to 2005, Handsmart Software, a mobile licensing platform for content driven, mobile apps; and from 1999 to 2003, Trimus Inc., a virtual reality web browser. Mr. Wininger also served as a resident faculty member of Computer Graphics at The Neri Bloomfield Academy of Design and Education from 2002 to 2007 in Haifa, Israel. We believe Mr. Wininger is qualified to serve on our board of directors due to his visionary perspective, technical acumen, and experience in founding and leading technology companies.

Adina Eckstein has served as the Company’s Chief Operating Officer since July 2021. Prior to becoming our Chief Operating Officer, Ms. Eckstein served as our Vice President of Operations since November 2020. Prior to joining the Company in 2019, Ms. Eckstein served as Chief Operating Officer of HSBC, where she helped one of the world’s largest financial institutions with the digitization of its business. Prior to that, from 2014 to 2016, Ms. Eckstein served as Vice President of Programme and Portfolio at BBC Worldwide, where she led the development and operations of all consumer digital technology. She holds a Bachelor of Arts in Economics in Hebrew University and a Master of Business Administration from Tel Aviv University.

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

John Peters has served as our Chief Insurance Officer since September 2016. Prior to joining Lemonade, he served as the Executive Vice President of Commercial Insurance Operations and the Chief Underwriting and Product Officer, Regional Companies Group for Liberty Mutual Insurance from 2011 to 2016. Mr. Peters also spent ten years with McKinsey & Company’s global property-casualty insurance practice, serving in various roles including partner. He holds a Bachelor of Arts in Mathematics and German from Bowdoin College and is a former fellow of the Casualty Actuarial Society.

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

Silvija Martincevic has served as a member of our board of directors since April 2021. Ms. Martincevic is the Chief Commercial Officer for Affirm, Inc., a consumer lending company, and is responsible for commercial, partnership, and marketing strategy. Before joining Affirm, from 2011 until 2018, Ms. Martincevic served a variety of roles including Chief Operating Officer and Chief Marketing Officer of Groupon’s international business across Europe, Asia, and Australia. Ms. Martincevic also spent 10 years in the investment management industry managing investments and portfolio risk for large institutions. In 2003, she co-founded Zenna Financial Services, an index equity asset manager, and served as its Chief Executive Officer until the company was acquired in 2007, and later held other senior leadership roles in the investment and hedge fund industry investing in women and minority-owned funds. Ms. Martincevic earned her B.A. in Economics at Beloit College and M.B.A. in Econometrics and Statistics from the Booth School of Business at the University of Chicago. We believe Ms. Martincevic is qualified to serve on our board of directors due to her strategic and operational background in financial technology and her experience in growing and scaling a variety of consumer technology companies.

Mwashuma (Shu) Nyatta has served as a member of our board of directors since November 2018. In addition to his role on our board of directors, Mr. Nyatta also serves as SoftBank’s representative on a number of boards of companies across multiple industries, including technology, communications, and financial services. Mr. Nyatta is a Managing Partner at SoftBank Group International, where he oversees investments in a broad range of companies. Previously, he served as a Vice President at J.P. Morgan from 2011 to 2015. Mr. Nyatta has passed the Series 63 Uniform Securities Agent State Law Exam and the Series 79 Investment Banking Representative Exam, both administered by FINRA. He holds a Bachelor of Arts in Economics from Harvard College, as well as a Master of Science in Anthropology with Distinction from Oxford University, where he was a Rhodes Scholar. We believe Mr. Nyatta is qualified to serve on our board of directors due to his experience in the finance field and his service as a director at numerous companies.

Irina Novoselsky has served as a member of our board of directors since April 2021. Until July 2021, Ms. Novoselsky was the Chief Executive Officer and a member of the board of directors of CareerBuilder, a global media and SaaS business in the HR tech space, where she positioned the company for accelerated growth as the industry leading talent acquisition platform. She is currently serving as an advisor to the board of CareerBuilder. Previously, Ms. Novoselsky served as the President of Novitex Enterprise Solutions from 2014 to 2017, a technology outsourcing business, where she also served as interim CFO in 2014. Prior to Novitex, Ms. Novoselsky was an investment professional at Apollo Global Management in the Private Equity Group and an investment banker in the M&A Group at Morgan Stanley. She graduated magna cum laude from the Stern School of Business at New York University. We believe Ms. Novoselsky is qualified to serve on our board of directors due to her business to business and business to consumer experience driving growth and operational efficiency for large, global, complex organizations and financial acumen.

Caryn Seidman-Becker has served as a member of our board of directors since July 2018. Ms. Seidman-Becker is the Chairman and Chief Executive Officer of CLEAR, having led the acquisition and relaunch of the company in 2010. From 2002 to 2009, she was the Managing Partner of Arience Capital, where she built an asset management firm with $1.5 billion assets under management. Ms. Seidman-Becker has also served as a member of the board of directors and as a member of the audit committee of CME Group, Inc., a public financial market company. She holds a Bachelor of Science in Political Science from the University of Michigan. We believe Ms. Seidman-Becker is qualified to serve on our board of directors due to the strategic and operational insights she has gained from her experience serving as Chairman and CEO and leading an asset management firm.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange (trading symbol: LMND).
Holders
As of March 1, 2022, there were approximately 30 holders of record of the Company’s common stock.
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
The following performance graph compares the cumulative total shareholder return of an investment in our common shares since July 2, 2020 (first day of trading) through December 31, 2021 to the cumulative total return of Nasdaq Composite Stock Index (“Nasdaq Index’) and the Nasdaq Insurance Index (“Nasdaq Insurance Index”). The graph assumes that $100 was invested on July 2, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

	July 2, 2020	December 31, 2020	December 31, 2021
Lemonade, Inc.	$100.00	$422.41	$145.21
Nasdaq Composite Index	$100.00	$123.78	$153.27
Nasdaq Insurance Index	$100.00	$123.27	$140.90
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

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Use of Proceeds
On July 1, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-239007), as amended, filed in connection with our initial public offering (the “Registration Statement”).

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

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021.

In this Annual Report, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the company," "our company," "the registrant," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company and Lemonade Insurance Agency, LLC

Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and behavioral economics, we believe we are making insurance more delightful, more affordable, more precise, and more socially impactful. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, and the full technology stack to power them.
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and quantifying risk.
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. In a departure from the traditional insurance model, where profits can literally depend on the weather, we typically retain a fixed fee, currently 25% of premiums, and our gross margin is expected to change little in good years and in bad. At Lemonade, excess claims are generally offloaded to reinsurers, while excess premiums are usually donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. See “Business - Our Business Model” and “Business - Our Product Offerings - Giveback Feature.”
Lemonade’s cocktail of delightful experience, aligned values, and great prices enjoys broad appeal, while over indexing on younger and first time buyers of insurance. As these customers progress through predictable lifecycle events, their insurance needs typically grow to encompass more and higher-value products: renters regularly acquire more property and frequently upgrade to successively larger homes; home buying often coincides with a growing household and a corresponding need for life or pet insurance, and so forth. These progressions can trigger orders-of-magnitude increases in insurance premiums.
The result is a business with highly-recurring and naturally-growing revenue streams; a level of automation that we believe delights consumers while collapsing costs; and an architecture that generates and employs data to price and underwrite risk with ever-greater precision to the benefit of our company, our customers and their chosen nonprofits.

On November 8, 2021, Lemonade entered into a definitive agreement (“Metromile Agreement”) to acquire Metromile, Inc. (“Metromile’). Pursuant to the terms of the Metromile Agreement, the Company will acquire 100% of the equity of Metromile, through an all-stock transaction that implies a fully diluted equity value of $500.0 million, or over $200.0 million net of cash (based upon the conversion ratio of 19 shares of Metromile for 1 share of Lemonade). The transaction is expected to close in the second quarter of 2022 subject to customary closing conditions and approvals.
Metromile is a leading digital insurance platform in the United States. With data science at its foundation, Metromile offers real-time, personalized auto insurance policies by the mile instead of the industry’s reliance on approximations that have historically made prices unfair. Metromile’s digitally native offering is built around the modern driver’s needs, featuring automated claims and complementary smart driving features. In addition, through Metromile Enterprise, Metromile licenses its technology platform to insurance companies around the world. Metromile’s cloud-based software as a service enables carriers to operate with greater efficiency, automate claims to expedite resolution, reduce losses associated with fraud, and unlock the productivity of employees.
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

On January 14, 2021, we completed a follow-on offering of common stock (the “Follow-on Offering”), which resulted in the issuance and sale of 3,300,000 shares of common stock by us and 1,524,314 shares of common stock by certain selling shareholders, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million to us after deducting underwriting discounts.
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

This resilience is reflected in our results. As of December 31, 2021, our in force premium, or IFP, was about 78% higher than it was on December 31, 2020, and December 31, 2020 was 87% higher in comparison to December 31, 2019, the comparable pre-pandemic period. For information regarding how we calculate IFP, see “Key Operating and Financial Metrics — In Force Premium.”
While the global economy began to reopen in the first quarter of 2021 and continues to show positive economic growth in the U.S. as the vaccination roll-out has reduced the spread and severity of COVID-19 and variants of the virus, there remains to be an uncertainty about the duration and ultimate impact of COVID-19 and variants of the virus, including the length of time needed to vaccinate significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. Management continues to monitor and cannot definitively determine the ultimate financial impact of COVID-19 and variants of the virus, and the related economic conditions at this time.
With respect to our investment portfolio which showed a diversified mix in securities beginning in the third quarter of 2021, and given the conservative nature of our portfolio and investment in high-quality securities, we do not expect a material adverse impact in the value of our investment portfolio, or long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19 and variants of the virus.

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

Through June 30, 2021, we had proportional reinsurance covering 75% of our business. Under the proportional reinsurance contracts, which cover all of our products and geographies, we transferred, or “ceded,” 75% of our premium to our reinsurers (“Proportional Reinsurance Contracts”). In exchange, these reinsurers paid us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields most of our gross profit margin from the volatility of claims, while boosting our capital efficiency dramatically. We have opted to manage the remaining 25% of our business with alternative forms of reinsurance.
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

Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, and the gains or losses from the sale of investments, net of investment fees paid to the Company’s investment manager. Our cash and invested assets are primarily comprised of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
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
Expense
Loss and Loss Adjustment Expense, Net

Loss and loss adjustment expense (“LAE”), net represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE may be paid out over a period of years. Certain policies we write are subject to catastrophe losses. Catastrophe losses are losses resulting from events involving claims and policyholders, including earthquakes, hurricanes, floods, storms, terrorist acts or other aggregating events that are designated by internationally recognized organizations, such as Property Claims Services, that track and report on insured losses resulting from catastrophic events.
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
The following table sets forth these metrics as of and for the periods presented:

	Year Ended December 31,
	2021	2020
	($ in millions, except Premium per customer)
Customers (end of period)	1,427,481	1,000,802
In force premium (end of period)	$380.1	$213.0
Premium per customer (end of period)	$266	$213
Annual dollar retention (end of period)	82%	79%
Total revenue	$128.4	$94.4
Gross earned premium	$292.0	$158.7
Gross profit	$31.2	$24.8
Adjusted gross profit	$45.6	$31.2
Net loss	$(241.3)	$(122.3)
Adjusted EBITDA	$(184.2)	$(97.9)
Gross profit margin	24%	26%
Adjusted gross profit margin	36%	33%
Ratio of Adjusted Gross Profit to Gross Earned Premium	16%	20%
Gross loss ratio	90%	71%
Net loss ratio	93%	71%

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

Results of Operations
The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2021	2020	Change	% Change
	($ in millions)
Revenue
Net earned premium	$77.0	$77.3	$(0.3)	—%
Ceding commission income	44.9	15.3	29.6	193%
Net investment income	1.9	1.5	0.4	27%
Commission and other income	4.6	0.3	4.3	1433%
Total revenue	128.4	94.4	34.0	36%
Expense
Loss and loss adjustment expense, net	71.9	54.7	17.2	31%
Other insurance expense	24.1	14.4	9.7	67%
Sales and marketing	141.6	80.4	61.2	76%
Technology development	51.8	19.4	32.4	167%
General and administrative	72.6	46.3	26.3	57%
Total expense	362.0	215.2	146.8	68%
Loss before income taxes	(233.6)	(120.8)	(112.8)	93%
Income tax expense	7.7	1.5	6.2	413%
Net loss	$(241.3)	$(122.3)	$(119.0)	97%

Comparison of the Years Ended December 31, 2021 and 2020
Net Earned Premium
Net earned premium decreased slightly by $0.3 million, to $77.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the earning of increased gross written premium, offset by the earning of increased ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under “Reinsurance.”

	Years Ended December 31,
	2021	2020	Change	% Change
	($ in millions)
Gross written premium	$375.7	$214.4	$161.3	75%
Ceded written premium	(273.4)	(171.7)	(101.7)	59%
Net written premium	$102.3	$42.7	$59.6	140%
Gross written premium increased $161.3 million, or 75%, to $375.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a 43% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. In addition, we saw a 25% increase in premiums per customer year over year due to our diversified book of business by scaling recently launched higher-premium products and using our expanded portfolio to increase bundling, cross selling and upselling.

Ceded written premium increased $101.7 million, or 59%, to $273.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. A portion of the Company’s proportional reinsurance program expired on June 30, 2021. The Company renewed a majority of the reinsurance contracts that expired on June 30, 2021 at terms that are very similar to the prior agreements, and decreased the overall share of proportional reinsurance from 75% of premium to 70%. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. Other non-proportional reinsurance contracts were renewed with terms similar to expiring contracts.
Net written premium increased $59.6 million, or 140%, to $102.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to the $161.3 million, or 75% increase in gross written premium offset by the increase in ceded written premiums for the year ended December 31, 2021, as compared to year ended December 31, 2020.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium increased to 74% for the year ended December 31, 2021, as compared to 51.3% for the year ended December 31, 2020 primarily due to the new Proportional Reinsurance Contracts.

	Years Ended December 31,
	2021	2020	Change	% Change
	($ in millions)
Gross earned premium	$292.0	$158.7	$133.3	84%
Ceded earned premium	(215.0)	(81.4)	(133.6)	164%
Net earned premium	$77.0	$77.3	$(0.3)	—%

Ceding Commission Income
Ceding commission income of $44.9 million was recognized for the year ended December 31, 2021 on earned premium ceded to third-party reinsurers during the period.

Net Investment Income
Net investment income increased $0.4 million, or 27%, to $1.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the diversification of the Company’s investment portfolio with higher returns in comparison to prior year, offset by investment expenses of $0.1 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income of $4.6 million was recognized for the year ended December 31, 2021 based on premium placed with third-party insurance companies during the period and installment fees billed.

Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $17.2 million, or 31%, to $71.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to increased claims in line with premium volume growth and net incurred losses of $6.9 million relating to Winter Storm Uri that affected our customers in the states of Texas and Oklahoma at the beginning of 2021, and $0.8 million relating to wildfires in Colorado and large losses with unfavorable prior period development during the last quarter of 2021.

Other Insurance Expense
Other insurance expense increased $9.7 million, or 67%, to $24.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Employee-related expense, including stock based compensation, increased by $5.2 million, or 127%, as compared to the year ended December 31, 2020, driven by an increase in underwriting staff to support our continued growth. Credit card processing fees increased $2.2 million, or 50%, as a result of the increase in customers and associated premium. Professional fees, and other increased by $2.6 million, or 79% primarily in support of growth and expansion initiatives during the year ended December 31, 2021. These increases were offset by $0.3 million decrease in amortization of deferred acquisition costs, net of ceded commissions.
Sales and Marketing
Sales and marketing expenses increased $61.2 million, or 76%, to $141.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to expense related to brand and performance advertising, the largest component of our sales and marketing expenses, which increased by $46.9 million, or 81%, as a result of more spending on search advertising and other customer acquisition channels. Employee-related expense, including stock based compensation, increased $12.3 million, or 75%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets.
Technology Development
Technology development expenses increased $32.4 million, or 167%, to $51.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Employee-related expense, including stock based compensation, net of capitalized costs for the development of internal-use software, increased $29.0 million, or 180%, as compared to the year ended December 31, 2020, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning, new products, and geographic expansion. Technology tools and software expense increased by $1.9 million, or 100%.
General and Administrative
General and administrative expenses increased $26.3 million, or 57%, to $72.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. After taking into account the impact of the $12.2 million non-cash expense recognized in prior year in connection with a contribution to the Lemonade Foundation of 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 20 — Related Party Transactions in the Notes to Consolidated Financial Statements included in this Annual Report), general and administrative expense increased by $38.5 million, or 113% during the year ended December 31, 2021 compared to the year ended December 31, 2020. Employee related expense, including stock-based compensation, increased by $21.8 million, or 165%, as we increased finance, legal, business operations and administrative personnel. Insurance obtained for operating as a public company increased by $4.7 million, or 92%. Bad debt expense increased by $4.0 million, or 182%. Non-recurring transaction costs of $3.5 million primarily relating to legal and other professional fees were incurred relating to the Metromile acquisition. Donations made through the annual Lemonade Giveback increased by $1.2 million, or 109%. Depreciation and amortization increased by $2.0 million or 118% and software costs increased by $1.9 million, or 190%.
Income tax

Income tax expense increased $6.2 million, or 413%, to $7.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.

Net loss

Net loss increased $119.0 million, or 97%, to $241.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the factors described above.

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
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Year Ended December 31,
	2021	2020
	($ in millions)
Total revenue	$128.4	$94.4
Adjustments:
Loss and loss adjustment expense, net	(71.9)	(54.7)
Other insurance expense	(24.1)	(14.4)
Depreciation and amortization	(1.2)	(0.5)
Gross profit	$31.2	$24.8
Gross profit margin (% of total revenue)	24%	26%
Adjustments:
Net investment income	$(1.9)	$(1.5)
Employee-related costs	9.2	4.1
Professional fees and other	5.9	3.3
Depreciation and amortization	1.2	0.5
Adjusted gross profit	$45.6	$31.2
Adjusted gross profit margin (% of total revenue)	36%	33%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Year Ended December 31,
	2021	2020
	($ in millions)
Numerator: Adjusted gross profit	$45.6	$31.2
Denominator: Gross earned premium	$292.0	$158.7
Ratio of Adjusted Gross Profit to Gross Earned Premium	16%	20%

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented.

	Year Ended December 31,
	2021	2020
	($ in millions)
Net loss	$(241.3)	$(122.3)
Adjustments:
Income tax expense	7.7	1.5
Depreciation and amortization	3.7	1.7
Stock-based compensation	44.1	10.6
Contribution to the Lemonade Foundation	—	12.2
Transaction costs	3.5	—
Interest income	—	(0.1)
Net investment income	(1.9)	(1.5)
Adjusted EBITDA	$(184.2)	$(97.9)

Liquidity and Capital Resources
As of December 31, 2021, we had $270.6 million in cash and cash equivalents and $801.8 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of December 31, 2021, cash and short-term investments held by these companies was $184.2 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder's surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer's assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2021, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,
	2021	2020
	($ in millions)
Net cash used in operating activities	$(144.6)	$(91.7)
Net cash (used in) provided by investing activities	$(804.8)	$50.1
Net cash provided by financing activities	$649.6	$341.1

Operating Activities
Cash used in operating activities was $144.6 million for the year ended December 31, 2021, an increase of $52.9 million from $91.7 million for the year ended December 31, 2020. This reflected the $119.0 million increase in our net loss, primarily offset by increases in unearned premium, funds held, and unpaid loss and loss adjustment expense that exceeded the increase in prepaid reinsurance premium, premiums receivable and amounts expected to be recovered from our reinsurance partners. The increase in cash used in operating activities from year ended December 31, 2021 compared to year ended December 31, 2020 was primarily due to claims payments, settlements, settlements with our reinsurance partners, and increased spend related to growth and expansion.
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
Investing Activities
Cash used in investing activities was $804.8 million for the year ended December 31, 2021 primarily due to purchases of U.S. government obligations, corporate debt securities, short term investments and purchases of property and equipment during the year.

Cash provided by investing activities was $50.1 million for the year ended December 31, 2020 primarily due to the proceeds from sales or maturities in excess of purchases of short-term investments.
Financing Activities
Cash provided by financing activities was $649.6 million for the year ended December 31, 2021 primarily due to proceeds received from our Follow-on Offering as discussed above and proceeds from stock exercises.
Cash provided by financing activities was $341.1 million for the year ended December 31, 2020 primarily due to proceeds received from our IPO.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and for the foreseeable future. The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2021, and the effect of such obligations are expected to have on our liquidity and cash flows in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	($ in millions)
Unpaid losses and loss adjustment expense(1)	$97.9	$78.4	$17.3	$1.4	$0.8
Operating lease commitments	24.6	4.9	18.1	1.6	—
Total	$122.5	$83.3	$35.4	$3.0	$0.8
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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2021 and do not include any allowance for claims for future events within the time period specified. Accordingly, we expect that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,072.4 million in cash and investment securities available at December 31, 2021. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.
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
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 4 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report.
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

The following tables summarize our gross and net reserves for unpaid loss and LAE as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$44.8	46%	$10.9	43%
IBNR	53.1	54%	14.4	57%
Total reserves	$97.9	100%	$25.3	100%

	December 31, 2020
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$24.0	52%	$4.9	49%
IBNR	22.3	48%	5.1	51%
Total reserves	$46.3	100%	$10.0	100%
We have assessed the impact of potential reserve deviations from our carried reserve at December 31, 2021. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. Due to our contractual arrangements with our reinsurers, the sensitivity analysis results in no change to our previous income or stockholders' equity.
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

The following tables summarize our Gross Ultimate Losses and LAE, and Net Ultimate Losses and LAE as of December 31, 2021 and 2020, respectively.

Gross Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2021	2020	2020 to 2021
2017	$5.1	$5.1	$—
2018	23.2	23.0	0.2
2019	58.4	58.6	(0.2)
2020	121.0	119.6	1.4
2021	262.8	N/A	N/A
			$1.4

Net Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2021	2020	2020 to 2021
2017	$1.7	$1.7	$—
2018	13.4	13.4	—
2019	46.2	46.0	0.2
2020	52.0	53.5	(1.5)
2021	69.4	N/A	N/A
			$(1.3)
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
Prior to the IPO, the fair value of common stock underlying the options was historically determined by our board of directors, with input from management, and considered third party valuations of our common stock. Because there was no public market for our common stock prior to the IPO, our board of directors determined its fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method ("OPM") and the Probability Weighted Expected Return Method ("PWERM") subject to relevant facts and circumstances for the year ended December 31, 2019.
See Note 17 - Stock-based compensation in the Notes to Consolidated Financial Statements included in this Annual Report for a complete description of the accounting for stock-based awards.
Recently Issued and Adopted Accounting Pronouncements
See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of accounting pronouncements recently adopted and their impact to our consolidated financial statements.

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

Overview

The Company’s investment portfolio is primarily fixed income securities issued by the U.S. government and government agencies and corporate issuers with relatively short durations. The investment portfolio is managed in accordance with the investment policies and guidelines approved by the board of directors. The Company’s investment policy and objectives provide a balance between current yield, conservation of capital, and liquidity requirements of the Company’s operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. The policy, which may change from time to time, and is approved by the board of directors and reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2021, this change would not have a material effect on the fair value of our investments as of that date.

Credit Risk

We are also exposed to credit risk on our investment portfolio. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2021 and 2020, none of our fixed maturity securities were unrated or rated below investment grade.

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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	112

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and 2020	113
Consolidated Statement of Operations and Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019	114
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2021, 2020 and 2019	115
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	117
Notes to Consolidated Financial Statements	118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lemonade, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Incurred But Not Reported

Description of the Matter
At December 31, 2021, the Company’s unpaid losses and loss adjustment expenses balance was $97.9 million, of which $53.1 million relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which is composed of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 4 of the consolidated financial statements, there is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate is subject to a number of variables, given Company’s product mix generally written by the Company and the limited operating experience of certain lines of business. These variables include the initial expected loss ratio, the incurred and paid loss development factors, and the weighting of the five actuarial methods used for each accident year and line of business.

Auditing management’s best estimate of the IBNR reserves involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s weighting of methods and loss development factors included in the estimate of the ultimate loss settlement cost. These variables have a significant effect on the valuation of the IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the IBNR reserves, including, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the IBNR reserves.

To test the IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection and weighting of actuarial methods used in their analysis and a comparison of those methods used in prior periods and those used in the industry. We also independently calculated a range of reasonable reserve estimates and performed independent projections for certain lines of business. Our independent ranges consider the sensitivity of the reserve projections to reasonable fluctuations in assumptions of key variables. We compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate. Additionally, to evaluate the significant assumptions used by management in the estimate, we compared the significant assumptions, including the initial expected loss ratio and the incurred and paid loss development factors, to factors historically used as well as our independent selections.

/s/ Ernst & Young LLP We have served as the Company's auditor since 2015.
New York, New York
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lemonade, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lemonade, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)”, (the COSO criteria). In our opinion, Lemonade, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S.federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
March 1, 2022

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $696.8 million and $6.4 million as of December 31, 2021 and 2020)	$691.4	$6.6
Short-term investments (cost: $110.4 million)	110.4	—
Total investments	801.8	6.6
Cash, cash equivalents and restricted cash	270.6	571.4
Premium receivable, net of allowance for credit losses of $1.6 million and $0.5 million as of December 31, 2021 and 2020	127.0	86.1
Reinsurance recoverable	89.8	49.0
Prepaid reinsurance premium	149.6	91.3
Deferred acquisition costs	6.2	3.5
Property and equipment, net	11.7	5.7
Intangible assets	0.6	0.6
Other assets	53.2	14.5
Total assets	$1,510.5	$828.7

Liabilities and Stockholders' Equity
Unpaid losses and loss adjustment expenses	$97.9	$46.3
Unearned premium	207.7	123.8
Trade payables	1.0	1.4
Funds held for reinsurance treaties	103.1	62.1
Deferred ceding commission	36.5	22.4
Ceded premium payable	18.7	13.0
Other liabilities and accrued expenses	57.4	18.7
Total liabilities	522.3	287.7
Commitments and contingencies (Note 21)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2021 and 2020; 61,660,996 shares and 56,774,294 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,553.5	859.8
Accumulated deficit	(561.9)	(320.6)
Accumulated other comprehensive income	(3.4)	1.8
Total stockholders' equity	988.2	541.0
Total liabilities and stockholders' equity	$1,510.5	$828.7
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Net earned premium	$77.0	$77.3	$63.8
Ceding commission income	44.9	15.3	—
Net investment income	1.9	1.5	3.4
Commission and other income	4.6	0.3	0.1
Total revenue	128.4	94.4	67.3

Expense
Loss and loss adjustment expense, net	71.9	54.7	45.8
Other insurance expense	24.1	14.4	9.6
Sales and marketing	141.6	80.4	88.5
Technology development	51.8	19.4	9.8
General and administrative	72.6	46.3	21.5
Total expense	362.0	215.2	175.2
Loss before income taxes	(233.6)	(120.8)	(107.9)
Income tax expense	7.7	1.5	0.6
Net loss	$(241.3)	$(122.3)	$(108.5)

Other comprehensive income, net of tax
Unrealized (loss) gain on investments	(5.7)	0.1	0.1
Foreign currency translation adjustment	0.5	1.6	$—
Comprehensive loss	$(246.5)	$(120.6)	$(108.4)

Per share data:
Net loss per share attributable to common stockholders — basic and diluted	$(3.94)	$(3.63)	$(9.75)

Weighted average common shares outstanding — basic and diluted	61,224,433	33,654,828	11,124,397
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	24,445,555	$180.8	10,983,684	$—	$10.7	$(89.8)	$—	$(79.1)
Issuance of Series C Preferred stock, net of issuance costs of $0.0 million	3,622	—	—	—	—	—	—	—
Issuance of Series D Preferred stock, net of issuance costs of $0.6 million	7,107,930	299.4	—	—	—	—	—	—
Repayment of partial recourse loan	—	—	105,487	—	0.2	—	—	0.2
Exercise of stock options	—	—	182,057	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Net loss	—	—	—	—	—	(108.5)	—	(108.5)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(31,557,107)	(480.2)	31,557,107	—	480.2	—	—	480.2
Issuance of common stock upon closing of Initial Public Offering, net of issuance costs and underwriting fees of $31.3 million	—	—	12,650,000	—	338.0	—	—	338.0
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Release of shares upon repayment	—	—	513,537		1.3	—		1.3
Exercise of stock options	—	—	282,422	—	1.8	—	—	1.8
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net loss	—	—	—	—	—	(122.3)	—	(122.3)
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	—	—	4,018,647	—	640.3	—	—	640.3
Exercise of stock options and distribution of restricted stock units	—	—	868,055	—	9.3	—	—	9.3
Stock-based compensation	—	—	—	—	44.1	—	—	44.1
Net loss	—	—	—	—	—	(241.3)	—	(241.3)
Other comprehensive loss	—	—	—	—	—	—	(5.2)	(5.2)
Balance as of December 31, 2021	—	$—	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(241.3)	$(122.3)	$(108.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3.7	1.7	0.6
Stock-based compensation	44.1	10.6	4.3
Amortization of discount on bonds	(4.2)	(0.4)	(0.5)
Provision for bad debt	6.2	2.2	0.9
Common shares contribution to Lemonade Foundation	—	12.2	—
Unrealized loss on money market funds	—	0.1	—
Changes in operating assets and liabilities:
Premium receivable	(47.2)	(34.2)	(29.1)
Reinsurance recoverable	(40.8)	(28.7)	(8.5)
Prepaid reinsurance premium	(58.3)	(90.3)	0.5
Deferred acquisition costs	(2.7)	(1.7)	(1.2)
Other assets	(38.6)	(12.0)	(1.1)
Unpaid losses and loss adjustment expenses	51.6	18.1	15.1
Unearned premium	83.9	55.8	40.3
Trade payables	(0.4)	0.7	(0.8)
Funds held for reinsurance treaties	41.0	62.1	—
Deferred ceding commission	14.1	22.4	—
Ceded premium payable	5.7	9.1	—
Other liabilities and accrued expenses	38.6	2.9	9.9
Net cash used in operating activities	(144.6)	(91.7)	(78.1)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	20.2	70.0	21.0
Proceeds from bonds sold or matured	27.2	2.3	1.0
Cost of short-term investments acquired	(130.8)	(14.9)	(69.2)
Cost of bonds acquired	(712.0)	(2.9)	(3.5)
Purchases of property and equipment	(9.4)	(4.4)	(2.7)
Purchases of intangible assets	—	—	(0.6)
Net cash (used in) provided by investing activities	(804.8)	50.1	(54.0)
Cash flows from financing activities:
Proceeds from Initial Public Offering and Follow-on Offering, net of underwriting discounts and commissions and offering costs	640.3	338.0	—
Proceeds from release of shares upon repayment	—	1.3	—
Issuance of Preferred stock, net	—	—	299.4
Proceeds from stock exercises	9.3	1.8	0.7
Net cash provided by financing activities	649.6	341.1	300.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	1.6	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(300.8)	301.1	167.9
Cash, cash equivalents and restricted cash at beginning of year	571.4	270.3	102.4
Cash, cash equivalents and restricted cash at end of year	$270.6	$571.4	$270.3

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.2	$1.6	$0.5
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the "Company"), all of which are wholly-owned, directly or indirectly, by Lemonade, Inc. The Company consists of the following entities, which support Lemonade, Inc.'s U.S. and E.U. operations: (1) Lemonade Insurance Company, an insurance corporation organized under New York law; this company issues insurance policies and pays claims; it is licensed and regulated as a stock property and casualty insurance company in New York and in all other states where the Company's insurance products are available; (2) Lemonade Insurance Agency, LLC, a limited liability company organized under New York law; this company is licensed as an insurance agent in New York and in all other states where the Company's insurance products are available and it acts as the distribution and marketing agent for Lemonade Insurance Company and provides certain underwriting and claims services, and receives a fixed percentage of premium for doing so; it also acts as agent for other insurance companies in distributing their insurance, for which it receives various percentages of premium in the form of commissions for placement of insurance policies; (3) Lemonade Ltd., a company organized under the laws of Israel; this company provides technology, research and development, management, marketing and other services to the companies in the group, charged on a "cost plus" basis; (4) Lemonade Insurance N.V., a public limited company organized under the laws of the Netherlands; (5) Lemonade Agency B.V., a Netherlands private limited liability company, (6) Lemonade B.V., a Netherlands private limited liability company; and (7) Lemonade Life Insurance Agency, LLC, a limited liability company organized under the laws of Delaware; this company acts as the distribution and marketing agent for the sale and servicing of life insurance products.
2. Basis of Presentation
The Company presents its financial statements on a consolidated basis including all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All foreign currency amounts in the consolidated statements of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the balance sheets have been translated using the spot rate at the end of the year. All figures expressed, except share amounts, are represented in U.S. dollars in millions.
Risks and Uncertainties
The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the years ended December 31, 2021 and 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
3. Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company's consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, valuation allowance on deferred tax assets and the valuation of stock-based compensation prior to the Company’s Initial Public Offering (the “IPO”).

4. Summary of Significant Accounting Policies
Segment information
The Company's chief operating decision makers are the Co-Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. The Company operates in one reporting segment within the United States and Europe, providing insurance products to customers through various sales channels.
Cash, cash equivalents and restricted cash
The following represents the Company's cash, cash equivalents and restricted cash as of December 31, 2021 and 2020, ($ in millions).

	December 31,
	2021	2020
Cash and cash equivalents	$270.6	$570.8
Restricted cash	—	0.6
Total cash, cash equivalents and restricted cash	$270.6	$571.4
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company's restricted cash relates to security deposits for office leases in Israel. The carrying value of restricted cash approximates fair value.
Investments
Investments consist of fixed maturity securities and short-term investments. The Company considers all of its fixed maturity securities as available-for-sale and are carried at fair value. Fixed maturity securities consist of securities with an initial fixed maturity of more than one year. Unrealized gains and losses related to bonds are included in accumulated other comprehensive income as a separate component of stockholders' equity (deficit). The discount or premium on bonds is amortized using the effective yield method. Short-term investments, which may include commercial paper, certificates of deposit, and fixed maturity securities with an initial maturity of one year or less, are carried at amortized cost, which approximates fair value.
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
The Company continuously monitors the difference between cost and the estimated fair value of its investments. Each reporting period, securities with unrealized losses are reviewed to determine whether the decline in fair value requires the recognition of an allowance for credit losses. Factors considered in the review include (i) current market interest rates, (ii) general financial condition of the issuer, (iii) issuers industry and future business prospects, (iv) issuers past defaults in principal and interest payments, and (v) the payment structure of the investment and the issuers ability to make contractual payments on the investment.

The Company also considers whether it intends to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates certain relevant facts and circumstances which may include, but not limited to, business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a credit-loss charge is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security and represents the credit-related portion of the impairment, such is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.

Accrued interest receivable is recorded as a component of accrued investment income on its consolidated balance sheet which is presented separately from available-for-sale securities. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
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
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, fixed maturity securities and reinsurance recoverables. Cash and cash equivalents are held with financial institutions of high credit quality, and fixed maturity securities primarily on U.S. government, U.S. government agencies, and high credit quality issuers of debt securities. Cash and cash equivalent balances may exceed the amount of insurance provided on such balances. The Company evaluates the financial condition of its reinsurers, and reinsures its business primarily with highly rated reinsurers, and may retain funds due to reinsurers or require letters of credit as security for those recoverable balances (Note 8).
Premium receivable
Premium receivable is reported net of an allowance for estimated uncollectible premium amounts. Premiums receivable are short-term in nature and due within a year. Allowance is based upon the ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Prior to the adoption of CECL, the Company recorded an allowance for doubtful accounts of $0.5 million as of December 31, 2020. and no adjustment was recorded as a result of the implementation of the standard. Allowance for credit losses amounted to $1.6 million as of December 31, 2021.
Reinsurance
Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the Company from its obligations to policyholders. Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”) and prepaid reinsurance premium, is reported as an asset. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company has no historical experience on credit losses from reinsurance recoverables and has not recorded any allowance for uncollectible reinsurance recoverable as of December 31, 2021 and December 31, 2020.
Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contract.
Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net loss and loss adjustment expense incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.
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

Deferred acquisition costs
Direct acquisition expenses, which primarily consist of premium taxes, related to each policy the Company writes are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income. If any such costs are determined not to be recoverable they are charged to expense. Anticipated net loss and loss adjustment expense and estimated remaining costs of servicing contracts are considered when evaluating recoverability of deferred acquisition costs. The amount of deferred acquisition costs amortized to income was $9.5 million, $4.9 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019 respectively, and are included in other insurance expense on the consolidated statements of operations and comprehensive loss.
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
Intangible assets
Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. As of December 31, 2021 and 2020, there were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable.
Unpaid loss and loss adjustment expense
The reserves for loss and loss adjustment expense represent management's best estimate of the ultimate cost of all reported and unreported loss incurred through the balance sheet date. Unpaid loss and loss adjustment are based upon the assumption that past developments are an appropriate indicator of future events. The IBNR portion of unpaid loss and loss adjustment expense is based on past experience and other factors. The methods of making such estimates and for establishing the resulting reserves are periodically reviewed and updated. Any resulting adjustments are reflected in income. Unpaid loss and loss adjustment expense consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses. The Company reports its unpaid loss and loss adjustment expense on an undiscounted basis.

The estimation of the liability for unpaid loss and loss adjustment expense is inherently complex and subjective, especially in view of changes in the legal and economic environment, which impact the development of unpaid loss and loss adjustment expense, and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. Therefore, there can be no assurance that the ultimate liability will not materially differ from amounts reserved with a resulting material effect on the operating results of the Company.
The unpaid loss and loss adjustment expense estimate is generally calculated by first projecting the ultimate cost of all claims that have been incurred and then subtracting reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus case reserves. Therefore, the IBNR also includes provision for expected development on reported claims.
The Company's actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating its loss and loss adjustment reserves. These factors are measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, and other subjective factors. The Company uses multiple actuarial methods in determining its estimates of the ultimate unpaid claim liabilities. Each of these methods require judgment and assumptions. The methods can include, but are not limited to:
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

Preferred stock warrant liability
The Company classified warrants for the purchase of shares of its convertible preferred stock (see Notes 6 and 14) as a liability on its consolidated balance sheets as these warrants were freestanding financial instruments which underlying shares were contingently redeemable (upon a certain liquidation events) and, therefore obligated the Company to transfer assets. The warrant liability, which consisted of warrants for the purchase of Series A convertible preferred stock, was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the warrants comprising the preferred stock warrant liability were recognized until each respective warrant was exercised (see Notes 6 and 14).
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders.
Employee related obligations
During 2020, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees based in the United States. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. The matching contributions made by the Company amounted to $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Revenue
Premium is earned on a pro-rata basis over the term of the related insurance coverage. Unearned premium and prepaid reinsurance premium represent the portion of gross premium written and ceded premium written, respectively, related to the unexpired terms of related policies. Premium ceded to third party reinsurers is reported as a reduction of earned premium.
A premium deficiency is recognized if the sum of expected loss and loss adjustment expense, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premium. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency as of December 31, 2021 and 2020.
Ceding commission income represents commission received based on premium ceded to third-party reinsurers to reimburse us for acquisition and underwriting expenses. Commissions on reinsurance premium ceded is recorded as earned consistent with the recognition of earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to other insurance expense.

Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, and gains or losses from sale of investments. Investment income is recorded as earned. Investment income consists primarily of interest income which is recognized on an accrual basis. Net investment income represents investment income, net of investment fees paid to the Company’s investment manager and other investment expenses.
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

Other insurance expense
Other insurance expense consists of the amortization of deferred acquisition costs and merchant processing fees. Other insurance expense also includes employee compensation, including stock-based compensation and benefits, of the Company's underwriting teams, as well as allocated occupancy costs and related overhead costs based on headcount.
Sales and marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $104.6 million, $58.3 million and $76.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Technology development
Technology development consists of employee compensation, including stock-based compensation and benefits, and expenses related to vendors engaged in product management, design, development and testing of the Company's websites and products. Technology development also includes allocated occupancy costs and related overhead costs based on headcount. Technology development costs are expensed as incurred, except for costs that are capitalized related to internal-use software development projects which are subsequently depreciated over the expected useful life of the developed software.
General and administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations and other administrative personnel. In addition, general and administrative includes outside legal, tax and accounting services, insurance, and allocated occupancy costs and related overhead costs based on headcount.
Leases
The Company determines whether an arrangement is a lease at its inception. Operating lease Right-of-Use assets (ROU) and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Operating lease ROU assets are presented under Other assets (Note 12) and Operating lease liabilities are presented under Other Liabilities and Accrued Expenses (Note 14). To determine the present value of lease payments, the Company uses an estimated incremental borrowing rate for leases of office spaces which is derived from information available at the lease commencement date. For certain leases that contain options to extend, the options are included in lease liabilities only if the company is reasonably certain that the option will be exercised. The Company accounts for the lease and non-lease components as a single lease component for leases for real estate, Operating lease expense is recognized on a straight-line basis over the lease term.
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
The Black-Scholes option-pricing model requires the Company to make a number of assumptions, including the value of the Company's common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. Prior to the Company’s IPO, expected volatility was calculated based on the implied volatility from market comparisons of certain publicly traded companies and other factors. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, as the Company does not have sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate was based on the U.S. treasury bond yield with an equivalent term. The Company has not paid dividends and has no foreseeable plans to pay dividends.
Prior to the Company’s IPO, the fair value of common stock underlying the options was historically determined by the Company's board of directors, with input from management, and considered third-party valuations of the Company's common stock. Because there was no public market for the Company's common stock, the board of directors determined its fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. The Company's board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method ("OPM") and the Probability Weighted Expected Return Method ("PWERM") subject to relevant facts and circumstances.

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

Income taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. As of December 31, 2021 and 2020, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company has provided a full valuation allowance against its deferred tax assets.
ASC 740, "Income Taxes" ("ASC 740") clarifies the accounting for uncertainties in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of ASC 740, the Company reviews all of its tax positions and makes a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. The Company did not have any uncertain tax positions for the years ended December 31, 2021 and 2020.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2021 and 2020. The Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets as of December 31, 2021 and 2020.
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
The Company's convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.
Recent accounting pronouncements

Prior to December 31, 2021, the Company qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company was previously electing to adopt new or revised accounting guidance within the same time periods as private companies as permitted by its status as an EGC. The Company became a large accelerated filed on December 31, 2021, and must now adopt new accounting guidance within the same time periods as public companies, beginning with this 2021 Annual Report on Form 10-K. Prior to this annual report, the Company’s 2021 quarterly filings did not reflect adoption of the below guidance on Leases (Topic 842) ("ASU 2016-02") and ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as the Company was not required to have adopted it.

Recently adopted accounting pronouncements
Revenue Recognition

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
Financial Assets and Liabilities

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

Statement of Cash Flows

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
Stock-based compensation

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

Income Taxes
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
Leases

In February 2016, the FASB issued Leases (Topic 842) ("ASU 2016-02"), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability the balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease, and (ii) lease expense for operating leases and amortization and interest expense for financing leases, in statement of operations. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted.

The Company adopted the new standard effective January 1, 2021, using the modified retrospective transition approach which uses the effective date as the date of initial application with no adjustment to prior periods presented. There was no adjustment to the opening balance of retained earnings.

At adoption date, the new standard resulted in the recognition of an operating lease Right-of-Use (ROU) asset of $16.9 million included under Other Assets and a corresponding operating lease liabilities of $17.2 million included in Other Liabilities on the consolidated balance sheet. The difference of $0.3 million between the operating lease ROU assets and operating lease liabilities represents reclassification of deferred rent liability (the difference between the straight-line rent expenses and paid rent amounts under the leases) to operating lease ROU assets from other liabilities at the adoption date. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows. The adoption impact relates to the Company’s existing operating leases for office spaces in the US, Netherlands and Israel.

The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company elected the practical expedients that permit the exclusions of leases considered to be short-term.

Current Expected Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 introduced a current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements. Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. The Company adopted the guidance using a modified retrospective approach as of January 1, 2021 which resulted in no cumulative-effect adjustment to retained earnings.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment (“OTTI”) model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The Company adopted the guidance related to available-for-sale fixed income securities on January 1, 2021 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date. The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.

Reclassification

Certain accounts in the prior year consolidated financial statements were reclassified to conform with the current year presentation.

Note 5 - Acquisition of a Business

On November 8, 2021, Lemonade entered into a definitive agreement (“Agreement”) to acquire Metromile, Inc. (“Metromile’). Pursuant to the terms of the Agreement, the Company will acquire 100% of the equity of Metromile, through an all stock transaction that implies a fully diluted equity value of $500.0 million, or over $200.0 million net of cash (based upon the conversion ratio of 19 shares of Metromile for 1 share of Lemonade). The transaction is expected to close in the second quarter of 2022 subject to customary closing conditions and approvals.
Metromile is a leading digital insurance platform in the United States. With data science at its foundation, Metromile offers real-time, personalized auto insurance policies by the mile instead of the industry’s reliance on approximations that have historically made prices unfair. Metromile’s digitally native offering is built around the modern driver’s needs, featuring automated claims and complementary smart driving features. In addition, through Metromile Enterprise, Metromile licenses its technology platform to insurance companies around the world. Metromile’s cloud-based software as a service enables carriers to operate with greater efficiency, automate claims to expedite resolution, reduce losses associated with fraud, and unlock the productivity of employees.
6. Investments
Unrealized gains and losses

The following tables present cost or amortized cost and fair values of investments at December 31, 2021 and 2020, respectively ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2021
Corporate debt securities	$593.4	$—	$(4.7)	$588.7
U.S. Government obligations	102.2	0.1	(0.8)	101.5
Municipal securities	1.2	—	—	1.2
Total	$696.8	$0.1	$(5.5)	$691.4

December 31, 2020
Corporate debt securities	$—	$—	$—	$—
U.S. Government obligations	6.4	0.2	—	6.6
Municipal securities	—	—	—	—
Total	$6.4	$0.2	$—	$6.6
Gross unrealized losses for fixed maturities was $5.5 million and less than $0.1 million as of December 31, 2021 and 2020. Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of bonds as of December 31, 2021 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Due in one year or less	$69.2	$69.2
Due after one year through five years	627.6	622.2
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$696.8	$691.4

Aging of gross unrealized losses
The following tables present the gross unrealized losses and related fair values for the Company's available-for-sale bond securities, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2021 and 2020 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Corporate debt securities	$581.9	$(4.7)	$—	$—	$581.9	$(4.7)
U.S. Government obligations	95.0	(0.8)	0.5	—	95.5	(0.8)
Municipal securities	1.2	—	—	—	1.2	—
Total	$678.1	$(5.5)	$0.5	$—	$678.6	$(5.5)

December 31, 2020
Corporate debt securities	$—	$—	$—	$—	$—	$—
U.S. Government obligations	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
Gross unrealized losses for fixed maturities was less than $0.1 million for twelve months or more as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, 259 of the fixed securities held were in an unrealized loss position. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell the investments and it is not more likely than not that that the Company will be required to sell the investments before the recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the year ended December 31, 2021.

Special deposits
Bonds with a total carrying value of $6.8 million and $6.5 million at December 31, 2021 and 2020, respectively, which are included in fixed maturities available-for-sale on the balance sheets were deposited with various state insurance departments, as required, to comply with state insurance laws. The carrying value of bonds deposited with each respective state is as follows ($ in millions):

	December 31,
U.S. State	2021	2020
New York	$2.8	$2.8
Washington	1.2	1.2
Colorado	1.1	1.1
Nevada	0.4	0.2
North Carolina	0.3	0.3
New Mexico	0.3	0.3
Virginia	0.3	0.3
Florida	0.2	0.2
Arkansas	0.1	—
Massachusetts	0.1	0.1
Total	$6.8	$6.5
Net investment income
An analysis of net investment income follows ($ in millions):

	December 31,
	2021	2020	2019
Interest on cash and cash equivalents	$0.4	$1.0	$2.8
Fixed maturities	1.5	0.1	0.1
Short-term investments	0.1	0.4	0.5
Total	2.0	1.5	3.4
Investment expense	0.1	0.0	0.0
Net investment income	$1.9	$1.5	$3.4
Investment gains and losses
There were no pre-tax realized capital gains for the years ended December 31, 2021, 2020 and 2019.

7. Fair Value Measurements
The following tables present the Company's fair value hierarchy for financial assets and liabilities measured as of December 31, 2021 and 2020 ($ in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$588.7	$—	$588.7
U.S. Government obligations	—	101.5	—	101.5
Municipal securities	—	1.2	—	1.2
Fixed maturities	—	691.4	—	691.4
Short term investments	—	110.4	—	110.4
Total	$—	$801.8	$—	$801.8

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$—	$—	—
U.S. Government obligations	—	6.6	—	6.6
Municipal securities	—	—	—	—
Fixed maturities	—	6.6	—	6.6
Short term investments	—	—	—	—
Total	$—	$6.6	$—	$6.6
The fair value of all our different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2021 and 2020.

8. Reinsurance
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
The Company also had a multi-year Aggregate Excess of Loss Reinsurance Contract which expired on June 30, 2020, which covered against both catastrophe and non-catastrophe events, and provided excess of loss reinsurance on a per cohort basis excess of a cohort’s 50% Loss Ratio subject to an aggregate (i.e., a portfolio level) deductible of 10% of earned premium. A cohort as it relates to this reinsurance contract is a notional grouping of policyholders on the books of the Company. After a policy is bound, the new policyholder is asked to designate to which non-profit group he/she would prefer any charitable donation that the Company may make be contributed. All policyholders identifying the same non-profit group constitute one cohort.
Reinsurance recoverable
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable. Such balance as of December 31, 2021 and 2020 are presented in the table below ($ in millions).

	December 31,
	2021	2020
Reinsurance recoverable on paid losses	$17.1	$12.7
Ceded unpaid loss and LAE	72.7	36.3
Total reinsurance recoverable	$89.8	$49.0

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company has the following unsecured reinsurance recoverable balances from reinsurers at December 31, 2021 and 2020 with all but one having an A.M. Best rating of A (Excellent) or better ($ in millions):

AM Best Rating		December 31,
	Reinsurer	2021	2020
A+	Hannover Rueck SE	$60.2	$22.2
A	MAPFRE Re, Compania De Reaseguros S.A.	14.4	6.8
A+	Swiss Reinsurance America Corporation	12.4	5.8
NR	Lloyd’s Underwriter Syndicate no. 1084 CSL	4.4	3.0
A+	Arch Reinsurance Limited	2.4	2.7
A	Lloyd's Underwriter Syndicate no. 0033 HIS	0.8	1.6
NR	Lloyd's Underwriter Syndicate no. 2001 AML	0.7	1.2
A+	Munich Reinsurance America Inc	0.6	1.6
A	Lloyd's Underwriter Syndicate no. 2357 NCL	0.6	1.6
A	Hiscox Insurance Company (Bermuda) Ltd	0.5	1.2
A++	Tokio Marine & Nichido Fire Insurance Company Limited	—	3.9
		$97.0	$51.6
	Other reinsurers	3.3	5.1
		$100.3	$56.7
Premium written, earned and losses and LAE incurred
The impact of reinsurance treaties on the Company's consolidated financial statements is as follows ($ in millions):

	December 31,
	2021	2020	2019
Premium written:
Direct	$375.7	$214.4	$115.8
Ceded	(273.4)	(171.7)	(11.2)
Net premium written	$102.3	$42.7	$104.6

Premium earned:
Direct	$292.0	$158.7	$75.5
Ceded	(215.0)	(81.4)	(11.7)
Net premium earned	$77.0	$77.3	$63.8

Loss and LAE incurred:
Direct	$264.1	$113.4	$59.7
Ceded	(192.2)	(58.7)	(13.9)
Net loss and LAE incurred	$71.9	$54.7	$45.8

9. Deferred Acquisition Costs
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

	December 31,
	2021	2020
Deferred Acquisition Costs:
Balance, January 1	$3.5	$1.8
Add:
Premium taxes and other acquisition costs	9.8	5.8
Direct commissions	2.4	0.8
Less:
Amortization of net deferred acquisition costs	(9.5)	(4.9)
Balance, December 31	$6.2	$3.5

Other Insurance Expense:
Amortization of net deferred acquisition costs	$9.5	$4.9
Period costs	14.6	9.5
Total other insurance expense	$24.1	$14.4
10. Property and Equipment, net
Property and equipment, net consists of the following ($ in millions):

	December 31,
	2021	2020
Computer equipment and software	$11.7	$4.8
Leasehold improvements	4.6	2.2
Furniture and equipment	1.3	1.1
	17.6	8.1
Accumulated depreciation	(5.9)	(2.4)
Property and equipment, net	$11.7	$5.7
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $3.7 million, $1.7 million and $0.6 million, respectively and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
The Company capitalized costs related to the development of internal-use software of $8.1 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.

11. Intangible Assets
The Company acquired a trademark associated with the Company's name in 2019. The indefinite-lived intangible asset has a carrying value of $0.6 million and $0.6 million as of December 31, 2021 and 2020. The Company intends to maintain the trademark and renewal will take place as needed.
12. Other Assets
Other assets consists of the following ($ in millions):

	December 31,
	2021	2020
Right-of-use assets (Note 22)	$21.9	$—
Ceding commission receivable	14.5	5.4
Prepaid expenses	10.6	7.5
Investment income due and accrued	3.4	0.9
Other	2.8	0.7
Total other assets	$53.2	14.5
13. Unpaid Loss and Loss Adjustment Expense
The following table presents the activities in the liability for unpaid loss and loss adjustment expense (“LAE”) as of December 31, 2021 and 2020 ($ in millions):

	December 31,
	2021	2020
Unpaid loss and LAE as of January 1	$46.3	$28.2
Less: Reinsurance recoverable(1)	36.3	18.5
Net unpaid loss and LAE as of January 1	10.0	9.7
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	73.2	54.8
Prior years	(1.3)	(0.1)
Total incurred	71.9	54.7
Deduct: Paid losses and LAE, net of reinsurance, related to:
Current year	49.2	44.6
Prior years	7.5	9.8
Total paid	56.7	54.4
Foreign currency translation gain (loss)	—	—
Unpaid loss and LAE, net of reinsurance recoverable, as of December 31	25.2	10.0
Reinsurance recoverable as of December 31(1)	72.7	36.3
Unpaid loss and LAE, gross of reinsurance recoverable, as of December 31	$97.9	$46.3
____________
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $1.3 million and $0.1 million as of December 31, 2021 and December 31, 2020. No additional premium or returned premium have been accrued as a result of prior year effects.
For the year ended December 31, 2021, current accident year incurred loss and LAE included $6.9 million of net incurred loss and LAE from the severe winter storm (“Uri”) that affected our customers in Texas and Oklahoma, and $0.8 million relating to wildfires in Colorado. The net incurred loss and LAE from Uri and from the wildfires as of December 31, 2021 represents the Company's best estimates based upon information currently available.

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
The following is information about incurred and paid loss development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts. The Company separates home and renters claim experience from its pet claim experience when analyzing incurred and paid loss and allocated loss adjustment expenses, as there are distinct differences in the development and claim count emergence patterns. The information about incurred and paid claims development for the years ended prior to December 31, 2021, is presented as unaudited supplementary information.

Home and Renters Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves and the number of reported claims ($ in millions, except for number of claims):

							December 31, 2021
								Cumulative Number of Reported Claims
	December 31,
	2016	2017	2018	2019	2020	2021	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$—	$—	$—	$—	$—	$—	$—	8
2017	—	1.7	1.7	1.7	1.7	1.7	—	1,758
2018	—	—	15.0	13.5	13.4	13.4	—	10,528
2019	—	—	—	46.0	46.0	46.2	—	19,483
2020	—	—	—	—	53.2	51.8	1.1	30,212
2021	—	—	—	—	—	59.4	11.1	50,821
Total incurred losses and ALAE, net						$172.5	$12.2	112,810
Amounts in accident year 2016 for the years ended December 31, 2016, 2017, 2018, 2019, 2020 and 2021 were less than $0.1 million, respectively. IBNR as of December 31, 2021 for accident years 2018 and 2019 was less than $0.1 million.

Home and Renters Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$—	$—	$—	$—	$—	$—
2017	—	1.6	1.7	1.7	1.7	1.7
2018	—	—	13.2	13.4	13.4	13.4
2019	—	—	—	36.4	46.1	46.2
2020	—	—	—	—	42.9	50.0
2021	—	—	—	—	—	37.9
Total paid losses and ALAE, net						$149.2
Total unpaid loss and ALAE reserves, net						$22.9
Ceded unpaid loss and LAE						66.7
Gross unpaid loss and LAE						$89.6
Cumulative paid loss and ALAE, net of reinsurance related to accident year 2016 was less than $0.1 million during the years ended December 31, 2016, 2017 , 2018, 2019, 2020, and 2021, respectively.
Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Home and renters	79%	15%	4%

Pet Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves and the number of reported claims ($ in millions, except for number of claims):

			December 31, 2021
				Cumulative Number of Reported Claims

	2020	2021	IBNR
	(unaudited)
Accident Year
2020	$0.3	$0.2	$—	20,415
2021	—	10.0	2.1	173,379
Total incurred losses and ALAE, net		$10.2	$2.1	193,794

Pet Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2020	2021
	(unaudited)
Accident Year
2020	$0.4	$0.7
2021	—	7.5
Total paid losses and ALAE, net		$8.2
Total unpaid loss and ALAE reserves, net		$2.3
Ceded unpaid loss and LAE		6.0
Gross unpaid loss and LAE		$8.3

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Pet	94%	5%	1%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows ($ in millions):

	2021 Current Accident Year		2021 Prior Accident Year
	Incurred	Paid	Incurred	Paid
Rollforward table
Home	$62.2	$40.6	$(1.2)	$7.2
Pet	10.9	8.5	(0.1)	0.3
Car	0.1	0.1	—	—
	73.2	49.2	(1.3)	7.5
Development table
Home	59.4	37.9	(1.2)	7.2
Pet	10.0	7.5	(0.1)	0.3
	69.4	45.4	(1.3)	7.5
Others	—	—	—	—
Variance	$3.8	$3.8	$—	$—
Unallocated loss adjustment expense	$3.8	$3.8

14. Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses consists of the following ($ in millions):

	December 31,
	2021	2020
Lease liabilities (Note 22)	$22.3	$—
Accrued advertising costs	11.2	6.8
Employee compensation payable	5.4	3.7
Premium taxes payable	5.4	3.2
Income tax payable	4.7	0.3
Accrued professional fees	4.6	2.6
Advance premium	2.0	—
Other payables	1.8	2.1
Total other liabilities and accrued expenses	$57.4	$18.7
15. Convertible Preferred Stock and Preferred Stock Warrants
Concurrently with the closing of the IPO, all shares of convertible preferred stock were converted into 31,557,107 shares of common stock (See Notes 1 and 16). As of December 31, 2020, there was no preferred stock outstanding.

As of December 31, 2019, the Company's certificate of incorporation, as then in effect, authorized the Company to issue 31,557,107 shares of par value $0.00001 per share convertible preferred stock. The holders of convertible preferred stock had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company. Therefore the convertible preferred stock was classified outside of stockholders' equity (deficit) on the consolidated balance sheet.
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

The holders of the preferred stock had the following rights and preferences:
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

16. Stockholders' Equity
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

In connection with the IPO, the Company's outstanding convertible preferred stock were converted into 31,557,107 shares of common stock (See Note 15). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the preferred stock to common stock and additional paid in capital.

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

As of December 31, 2021 and 2020, the Company was authorized to issue 200,000,000 shares with par value of $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.
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

On February 18, 2020, the Company made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 20). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.

Undesignated Preferred Stock
As of December 31, 2021, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.

Statutory dividend restrictions
The payment of dividends by Lemonade Insurance Company (‘LIC”) is restricted by state insurance regulations. Under New York insurance law, LIC may pay cash dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that LIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the NYS Department of Financial Services, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the thirty-six months immediately preceding the declaration or distribution of the current dividend less any dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. As of December 31, 2021 and 2020, LIC was not eligible to make dividend payments.
17. Stock-based Compensation
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

As of December 31, 2021, there were 4,942,011 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan

On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. There were no shares issued under the 2020 ESPP as of December 31, 2021.

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

Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of December 31, 2021, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants were made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Options granted to employees and non-employees
The fair value of each option granted during the year ended December 31, 2021 and 2020 is estimated on the date of grant using the Black-Scholes model with the following assumptions (annualized percentage):

	December 31,
	2021	2020
Weighted average expected term (years)	6.13	6.09
Risk-free interest rate	1.3%	0.7%
Volatility	48%	40%
Expected dividend yield	0%	0%
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
The following table summarizes activity ($ in millions, except for option and average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4,944,711	$20.50	8.30	$506.58
Granted	3,054,135	79.97
Exercised	(848,992)	10.87
Cancelled	(576,110)	54.78
Outstanding as of December 31, 2021	6,573,744	$46.03	8.29	$85.86
Options exercisable as of December 31, 2021	2,269,352	$19.31	7.09	$58.35
Options unvested as of December 31, 2021	4,304,392	$60.12	8.93	$27.51
On July 28, 2021, the Board of Directors of the Company approved the reduction in exercise price of certain options granted to employees in the beginning of 2021, with original exercise price ranging from $142.64 to $159.02 and were each repriced at an exercise price of $90.70 per share. Incremental compensation expense resulting from the repricing was $3.0 million and compensation expense amounted to $0.8 million. There were no changes in the vesting schedule or maturity term of the options.

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	362,624	71.41
Vested	(19,063)	143.49
Cancelled	(7,747)	87.54
Outstanding as of December 31, 2021	335,814	66.94
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted included and classified in the consolidated statements of operations and comprehensive loss is as follows ($ in millions):

	December 31,
	2021	2020	2019
Loss and loss adjustment expense, net	$1.5	$0.4	$—
Other insurance expense	1.0	0.7	0.6
Sales and marketing	5.1	2.7	1.1
Technology development	18.2	3.1	1.4
General and administrative	18.3	3.7	1.2
Total stock-based compensation expense	$44.1	$10.6	$4.3
Stock-based compensation expense classified by award type as included in the consolidated statements of operations and comprehensive loss is as follows ($ in millions):

	December 31,
	2021	2020	2019
Stock options	$40.1	$10.6	$4.3
RSUs	4.0	—	—
Total stock-based compensation expense	$44.1	$10.6	$4.3

The total unrecognized expense granted to employees and non-employees outstanding as of December 31, 2021 was $101.8 million for stock options and $21.2 million for RSUs, with a remaining weighted average vesting period of 1.4 years for stock options and 1.8 years for RSUs.

In 2016 and 2017, the Company entered into stock purchase agreements with two executive employees where in lieu of cash payment for the stock, promissory notes secured by the underlying stock purchased, were issued totaling $1.5 million and bearing a weighted average interest of 1.9% per annum, payable to the Company. One executive settled a portion of the existing promissory note in an amount equal to $0.1 million inclusive of accumulated interest, for which 105,487 shares were released in 2020. There were 513,537 shares restricted under the stock purchase agreements as of December 31, 2020. On June 8, 2020, the Company received $1.3 million in cash from the two executives in full settlement of the outstanding promissory notes, including principal and accrued and unpaid interest.

Total stock-based compensation expense resulting from stock options granted to the executives for the years ended December 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively. There was no unrecognized expense for options granted to these executives outstanding at December 31, 2021.

18. Income Taxes
Corporate tax rates
Lemonade, Inc., together with its U.S. subsidiaries, is taxed under the tax laws of the United States and the statutory enacted corporate income tax rate for the years ended December 31, 2021 and 2020 is approximately 21%.

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
The components of the net deferred tax assets are as follows ($ in millions):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$127.4	$92.7
Deferred ceding commission	7.8	4.8
Lease liabilities	3.4	—
Net unearned premium	2.6	1.4
Stock-based compensation	2.4	3.8
Charitable contribution	0.9	4.7
Startup costs	0.7	0.9
Other	0.6	0.3
Total gross deferred tax assets	145.8	108.6

Deferred tax liabilities:
Right-of-use assets	(3.3)	—
Depreciation and amortization	(2.2)	(0.9)
Deferred acquisition costs	(1.3)	(0.8)
Total gross deferred tax liabilities	(6.8)	(1.7)

Valuation allowance	(139.0)	(106.9)
Total deferred tax assets, net	$—	$—
Income tax expense
(Loss) income before tax consists of the following ($ in millions):

	December 31,
	2021	2020	2019
United States	$(240.3)	$(123.6)	$(109.5)
Foreign	6.7	2.8	1.6
Total	$(233.6)	$(120.8)	$(107.9)

Income tax expense consists of the following ($ in millions):

	December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	7.7	1.5	0.6
Total current	7.7	1.5	0.6

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$7.7	$1.5	$0.6
The Company classifies all interest and penalties related to tax contingencies as income tax expense.
As of December 31, 2021, there were no material positions for which management believes it is reasonably possible that the total amounts will significantly increase or decrease within 12 months of the reporting date.
The provision for federal and foreign income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.
A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2021	2020	2019
Income at US statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(8.4)%	12.8%	13.9%
Permanent differences	(1.7)%	(1.2)%	(1.7)%
Return to provision	(0.9)%	—%	—%
Foreign rate differential	0.6%	0.2%	0.1%
Valuation allowance	(13.7)%	(33.9)%	(33.9)%
Other	(0.2)%	(0.1)%	—%
Total income taxes	(3.3)%	(1.2)%	(0.6)%
Tax reform in the U.S.
The Company selected to apply the "period cost method" to account for the Global Intangible Low-Taxed Income, and treated it as a current-period expense for December 31, 2021, 2020 and 2019 and had a gross inclusion of $14.0 million, $5.0 million and $5.5 million respectively, in its taxable income.
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
Net operating loss carryforward
As of December 31, 2021, the Company has gross accumulated federal losses for tax purposes of $518.3 million, which can be offset against future taxable income. Of this federal loss carryforward, $46.0 million in losses will begin to expire in 2035 and $472.3 million in losses can be carried forward indefinitely. As of December 31, 2021, the Company has gross accumulated state and local losses for tax purposes of $292.7 million which will begin to expire in 2029.
The Company's income tax returns for 2018 through 2021 remain subject to examination by the tax authorities.

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
19. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders (in millions)	$(241.3)	$(122.3)	$(108.5)
Denominator:
Weighted average common shares outstanding — basic and diluted	61,224,433	33,654,828	11,124,397
Net loss per share attributable to common stockholders — basic and diluted	$(3.94)	$(3.63)	$(9.75)
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

	December 31,
	2021	2020	2019
Options to purchase common stock	6,573,744	4,944,711	4,048,802
Unvested restricted stock	335,814	—	—
Convertible preferred stock (as converted to common stock)	—	—	31,557,107
	6,909,558	4,944,711	35,605,909
In addition to the potentially dilutive securities noted above, in 2017 and 2018 the Company entered into stock purchase agreements with executive employees where in lieu of cash payment for the stock, promissory notes were issued (see Note 17). The Company determined the purchase of the stock to be non-substantive, and as such, the shares subject to the promissory notes will not be deemed issued until such time as the promissory notes have been repaid. Accordingly, the Company has excluded these shares in the calculation of basic and diluted net loss per share for the year ended December 31, 2019.

On June 8, 2020, all outstanding balances under the promissory notes were paid back to the Company and therefore, these shares were included in the calculation of basic and diluted net loss per share for the year ended December 31, 2020.
20. Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company's key stockholders. During the years ended December 31, 2021, 2020 and 2019, the Company incurred travel related expenses in the amount of approximately $0.1 million, $0.1 million and $0.3 million respectively, in connection with these services.
The Company has historically leased office space in the United States and the Netherlands from an affiliate. Rental expense recorded for the years ended December 31, 2021, 2020 and 2019 in connection with this leased space was approximately $0.1 million, $0.1 million and $0.1 million, respectively. There were no outstanding amounts due to or from related parties as of December 31, 2021 and 2020.

The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 16), and recorded $12.2 million of non-cash expense within general and administrative expense for the year ended December 31, 2020. There were no outstanding amounts due to or from the Lemonade Foundation as of December 31, 2021. The Company had a receivable of $0.1 million from the Lemonade Foundation in connection with certain expenses paid for by the Company on behalf of the Lemonade Foundation as of December 31, 2020.
21. Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business and has been made a party to class action litigation alleging that certain of our business practices are or were improper. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Charges and guarantees
There were no guarantees as of December 31, 2021. The Company provided guarantees in an aggregate amount of $0.6 million and $0.6 million as of December 31, 2020 and 2019, respectively, with respect to certain office leases.

22. Leases
The Company and its subsidiaries lease their facilities under various operating lease agreements. The Company's headquarters in New York operates under a lease agreement that expires in November 2025. The Company's Israel based operations occupy offices with lease expiration dates that extend through July 2026. On March 18, 2019, the Company entered into a lease agreement to lease office space in Scottsdale, Arizona that expires in November 2024.
Operating lease expense under ASC 842 for leased facilities was $4.2 million for the year ended December 31, 2021. For certain leases that contain options to extend, the options are included in operating lease liabilities only if the company is reasonably certain the option will be exercised. Variable lease costs of $0.5 million and short term lease expense of $0.6 million are recorded as expense in the period the obligation is incurred and are not included in the Company’s operating lease liabilities. Operating lease expense is included within continuing operations in the consolidated statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases as of December 31, 2021 is as follows ($ in millions):

Operating cash outflow from operating leases	$4.1
ROU assets obtained in exchange for lease liabilities for operating leases	$19.5

Weighted-average remaining lease term and discount rate are as follows:

Weighted-average remaining lease term (in years)	4.1
Weighted-average discount rate	4.62%

Maturities of operating lease liabilities as of December 31, 2021 is as follows ($ in millions):

2022	$4.9
2023	5.2
2024	6.7
2025	6.2
2026	1.6
Thereafter	—
Total	$24.6

As of December 31, 2021, the Company had an additional lease commitment in Amsterdam and is excluded from the table above, of approximately $3.6 million which is expected to commence in the first quarter of 2022.

Disclosures prior to adoption of ASC Topic 842:
Operating lease expense under ASC 840 for leased facilities were $3.8 million, and $3.0 million, for the years ended December 31, 2020 and 2019, respectively.

The following table presents future minimum lease commitments for operating leases as of December 31, 2020 ($ in millions):

2021	$4.8
2022	5.0
2023	2.8
2024	2.8
2025 and thereafter	4.4
Total	$19.8

23. Statutory Financial Information
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
Risk-based capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. LIC’s statutory capital and surplus amounted to $99.4 million and $61.4 million as of December 31, 2021 and 2020, respectively. The Company’s capital and surplus exceeded its authorized control level RBC of $18.2 million and $10.9 million as of December 31, 2021 and 2020, respectively.
24. Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine and general liability lines of business. Gross written premium by jurisdiction is as follows ($ in millions):

	Years ended December 31,
	2021		2020		2019
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$93.9	25.0%	$49.8	23.2%	$29.0	25.0%
Texas	72.5	19.3%	47.8	22.3%	28.6	24.7%
New York	47.3	12.6%	26.7	12.5%	15.8	13.6%
New Jersey	16.7	4.4%	8.6	4.0%	4.7	4.1%
Georgia	16.5	4.4%	11.6	5.4%	6.2	5.4%
Illinois	15.7	4.2%	9.8	4.6%	5.2	4.5%
Pennsylvania	9.7	2.6%	5.1	2.4%	2.7	2.3%
Colorado	9.2	2.4%	4.2	2.0%	1.2	1.0%
Virginia	8.1	2.2%	3.9	1.8%	1.3	1.1%
Maryland	7.7	2.0%	4.6	2.1%	2.1	1.8%
All other	78.4	20.9%	42.3	19.7%	19.0	16.5%
	$375.7	100.0%	$214.4	100.0%	$115.8	100.0%
25. Subsequent Events

Share-pool increase in 2020 Incentive Compensation Plan and 2020 Employee Stock Purchase Plan (“ESPP”)

On January 1, 2022, the 2020 Incentive Compensation Plan share pool was increased by 3,083,050 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2021. There was no increase in the 2020 ESPP share pool as of January 1, 2022 (Refer to Note 17).

Schedule V
LEMONADE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
($ in millions)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$106.9	$32.1	$—	$—	$139.0
Allowance for premium receivables	$0.5	$6.2	$—	$(5.1)	$1.6

Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$66.0	$40.9	$—	$—	$106.9
Allowance for premium receivables	$0.2	$2.2	$—	$(1.9)	$0.5

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) for the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal Control over Financial Reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. It includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our co-principal executive officers and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm elsewhere in this Annual Report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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
Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, RSUs, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	6,909,558	$47.05	4,942,011
Equity compensation plans not approved by security holders	—	—	—
Total	6,909,558	$47.05	4,942,011
(1)    Consists of Lemonade, Inc.’s 2020 Incentive Compensation Plan (the “2020 Plan”)
(2)    Includes 2,269,352 shares of common stock issuable upon exercise of stock options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan.
(3)    As of December 31, 2021, the weighted average exercise price of outstanding options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan, was $47.05.

(4)    Includes 4,942,011 shares available for future issuance under the 2020 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 3,650,000 shares be available for issuance pursuant to the exercise of incentive stock options. On January 1, 2022, the plan was increased by 3,083,050 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2021.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated Bylaws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Amended and Restated Investors' Rights Agreement by and between Lemonade, Inc. and certain security holders of Lemonade, Inc., dated June 26, 2019.	S-1	333-239007	4.2	6/8/2020
4.3	Description of Securities	10-K	001-39367	4.3	3/8/2021
10.1	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1	333-239007	10.2	6/8/2020
10.2#	Lemonade, Inc. 2020 Incentive Award Plan.	S-1/A	333-239007	10.9	6/23/2020
10.3#	Form of Option Agreement under the 2020 Incentive Award Plan.	S-1	333-252017	10.9	1/11/2021
10.4#	Non-Employee Director Compensation Policy.	S-1/A	333-239007	10.19	6/23/2020
10.5#	Lemonade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239007	10.20	6/23/2020
10.6#	Severance Agreement by and between Jorge Espinel and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.10	8/12/2020
10.7#	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.11	8/12/2020
10.8#	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.12	8/12/2020
10.9#	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.13	8/12/2020
10.10#	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
10.11#	Offer Letter, by and between Tim Bixby and Lemonade, Inc., dated May 25, 2017.	S-1	333-239007	10.6	6/8/2020
10.12#	Offer Letter, by and between Jorge Espinel and Lemonade, Inc., dated August 26, 2018.	S-1	333-239007	10.7	6/8/2020
10.13#	Amended and Restated 2015 Incentive Share Option Plan.	S-1	333-239007	10.8	6/8/2020
10.14#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (Israel).	S-1	333-252017	10.6	1/11/2021
10.15#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (U.S.).	S-1	333-252017	10.7	1/11/2021
10.16	Stock Purchase Agreement, by and between Tim Bixby and Lemonade, Inc., dated June 1, 2017.	S-1	333-239007	10.10	6/8/2020
10.17	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated March 8, 2017.	S-1	333-239007	10.11	6/8/2020
10.18	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated October 3, 2016.	S-1	333-239007	10.12	6/8/2020
10.19	AWS Customer Agreement, by and between Amazon Web Services, Inc. and Lemonade, Inc.	S-1	333-239007	10.13	6/8/2020
10.20 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Tokio Marine & Nichido Fire Insurance Co. Ltd. and MAPFRE Re (Spain), dated May 12, 2020.	S-1/A	333-239007	10.1	6/30/2020
10.21 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated April 4, 2020.	S-1/A	333-239007	10.14	6/30/2020
10.22 †	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Aspen Insurance UK Limited, AXIS Reinsurance Company, Hannover Ruck SE, Lloyd's Underwriter Syndicate No. 1084 CSL, Lloyd's Underwriter Syndicate No. 2001 AML, Lloyd's Underwriter Syndicate No. 2791 MAP, Lloyd's Underwriter Syndicate No. 4000 HAM and Swiss Re, dated June 12, 2020.	S-1/A	333-239007	10.15	6/30/2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23 †	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer Arch Reinsurance Company, dated June 12, 2020.	S-1/A	333-239007	10.16	6/30/2020
10.24 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Arch Re (Bermuda), Lloyd's Underwriter Syndicate No. 1084 CSL and Swiss Re America (US), dated May 13, 2020.	S-1/A	333-239007	10.17	6/30/2020
10.25 †	Whole Account Quota Share Reinsurance Contract issued to Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer AXA XL (Catlin Re Switzerland), dated February 28, 2020.	S-1/A	333-239007	10.18	6/30/2020
10.25 †	Severance Agreement by and between Adina Eckstein and Lemonade, Inc. dated August 5, 2021	10-Q	001-39367	10.1	8/11/2021
10.25 †	Form of Voting and Support Agreement	10-Q	001-39367	10.2	11/9/2021
10.25 †	Form of Restricted Stock Unit Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.2	8/11/2021
10.25 †	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated April 4, 2020	10-Q	001-39367	10.3	8/11/2021
10.25 †	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Tokio Marine & Nichido Fire Insurance Co. Ltd., dated May 12, 2020.	10-Q	001-39367	10.4	8/11/2021
10.25 †	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer MAPFRE Re (Spain), dated May 12, 2020.	10-Q	001-39367	10.5	8/11/2021
10.25 †	Form of Option Agreement under the 2020 Incentive Award Plan (Israel).	10-Q	001-39367	10.1	5/12/2021
21.1	List of Subsidiaries of Lemonade, Inc.	S-1	333-239007	21.1	6/8/2020
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Lemonade, Inc.
By:	/s/ Daniel Schreiber
Name: Daniel Schreiber Title: Co-Chief Executive Officer

By:	/s/ Shai Wininger
Name: Shai Wininger Title: Co-Chief Executive Officer

By:	/s/ Tim Bixby
Name: Tim Bixby Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934 (as amended), this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schreiber	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	March 1, 2022
Daniel Schreiber

/s/ Shai Wininger	Co-Chief Executive Officer (Co-Principal Executive Officer) and Director	March 1, 2022
Shai Wininger

/s/ Tim Bixby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Tim Bixby

/s/ Joel Cutler	Director	March 1, 2022
Joel Cutler

/s/ Michael Eisenberg	Director	March 1, 2022
Michael Eisenberg

/s/ Irina Novoselsky	Director	March 1, 2022
Irina Novoselsky

/s/ Mwashuma Nyatta	Director	March 1, 2022
Mwashuma Nyatta

/s/ Silvija Martincevic	Director	March 1, 2022
Silvija Martincevic

/s/ Caryn Seidman-Becker	Director	March 1, 2022
Caryn Seidman-Becker