Form 10-Q
period 2022-03-31
Lemonade, Inc.
filed 2022-05-10
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2022, the registrant had 61,779,955 shares of common stock, $0.00001 par value per share, outstanding.

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
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $714.5 million and $696.8 million as of March 31, 2022 and December 31, 2021)	$694.7	$691.4
Short-term investments (cost: $83.3 million and $110.4 million as of March 31, 2022 and December 31, 2021)	83.2	110.4
Total investments	777.9	801.8
Cash, cash equivalents and restricted cash	235.0	270.6
Premium receivable, net of allowance for credit losses of $1.9 million and $1.6 million as of March 31, 2022 and December 31, 2021	135.6	127.0
Reinsurance recoverable	112.5	89.8
Prepaid reinsurance premium	156.7	149.6
Deferred acquisition costs	6.7	6.2
Property and equipment, net	13.0	11.7
Intangible assets	0.6	0.6
Other assets	57.4	53.2
Total assets	$1,495.4	$1,510.5

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$107.6	$97.9
Unearned premium	222.4	207.7
Trade payables	2.6	1.0
Funds held for reinsurance treaties	108.2	103.1
Deferred ceding commission	38.8	36.5
Ceded premium payable	34.8	18.7
Other liabilities and accrued expenses	68.3	57.4
Total liabilities	582.7	522.3
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 61,758,739 and 61,660,996 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,568.2	1,553.5
Accumulated deficit	(636.7)	(561.9)
Accumulated other comprehensive loss	(18.8)	(3.4)
Total stockholders' equity	912.7	988.2
Total liabilities and stockholders' equity	$1,495.4	$1,510.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Net earned premium	$27.4	$13.8
Ceding commission income	14.0	9.0
Net investment income	0.9	0.2
Commission and other income	2.0	0.5
Total revenue	44.3	23.5

Expense
Loss and loss adjustment expense, net	24.4	16.5
Other insurance expense	9.1	4.8
Sales and marketing	38.3	29.1
Technology development	16.9	7.1
General and administrative	28.2	14.1
Total expense	116.9	71.6
Loss before income taxes	(72.6)	(48.1)
Income tax expense	2.2	0.9
Net loss	$(74.8)	$(49.0)

Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in fixed maturities	(14.3)	0.1
Foreign currency translation adjustment	(1.1)	0.7
Comprehensive loss	$(90.2)	$(48.2)

Per share data:
Net loss per share attributable to common stockholders —basic and diluted	$(1.21)	$(0.81)

Weighted average common shares outstanding—basic and diluted	61,698,568	60,218,652

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	988.2
Exercise of stock options and distribution of restricted stock units	97,743	—	0.6	—	—	0.6
Stock-based compensation	—	—	14.1	—	—	14.1
Net loss	—	—	—	(74.8)	—	(74.8)
Other comprehensive loss	—	—	—	—	(15.4)	(15.4)
Balance as of March 31, 2022	61,758,739	$—	$1,568.2	$(636.7)	$(18.8)	$912.7

Balance as of December 31, 2020	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $28.2 million	4,018,647	—	640.3	—	—	640.3
Exercise of stock options	577,162	—	6.1	—	—	6.1
Stock-based compensation	—	—	6.1	—	—	6.1
Net loss	—	—	—	(49.0)	—	(49.0)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2021	61,370,103	$—	$1,512.3	$(369.6)	$1.0	$1,143.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(74.8)	$(49.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1.5	0.9
Stock-based compensation	14.1	6.1
Amortization of discount on bonds	2.5	—
Provision for bad debt	2.0	0.9
Changes in operating assets and liabilities:
Premium receivable	(10.6)	(13.3)
Reinsurance recoverable	(22.7)	(16.8)
Prepaid reinsurance premium	(7.1)	(13.1)
Deferred acquisition costs	(0.5)	(0.6)
Other assets	(4.2)	(1.6)
Unpaid loss and loss adjustment expense	9.7	15.9
Unearned premium	14.7	19.7
Trade payables	1.6	(0.4)
Funds held for reinsurance treaties	5.1	3.9
Deferred ceding commissions	2.3	3.6
Ceded premium payable	16.1	2.3
Other liabilities and accrued expenses	10.8	1.2
Net cash used in operating activities	(39.5)	(40.3)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	44.7	—
Proceeds from bonds sold or matured	9.2	—
Cost of short-term investments acquired	(17.9)	—
Cost of bonds acquired	(29.1)	—
Purchases of property and equipment	(2.8)	(2.0)
Net cash provided by (used in) investing activities	4.1	(2.0)
Cash flows from financing activities:
Proceeds from Follow-on Offering, net of underwriting discounts and commissions and offering costs	—	640.3
Proceeds from stock exercises	0.6	6.1
Net cash provided by financing activities	0.6	646.4
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35.6)	603.3
Cash, cash equivalents and restricted cash at beginning of period	270.6	571.4
Cash, cash equivalents and restricted cash at end of period	$235.0	$1,174.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.1	$0.6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's US and EU subsidiaries, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 as included in the Company's Annual Report on Form 10-K for the year ending December 31, 2021 (the "Annual Report on Form 10-K") for more complete descriptions and discussions.

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
Risk and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the three months ended March 31, 2022 and year ended December 31, 2021 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K.
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverables on unpaid losses and valuation allowance on deferred tax assets.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$234.8	$270.6
Restricted cash	0.2	—
Total cash, cash equivalents and restricted cash	$235.0	$270.6
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash relates to security deposits for an office lease in the Netherlands. The carrying value of restricted cash approximates fair value.
Deferred offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of such offering. On January 14, 2021, the Company completed a Follow-on Offering of common stock, as defined and discussed in detail in Note 10, which generated net proceeds of $525.7 million, after deducting underwriting discounts and offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, and generated additional net proceeds to us of $114.6 million. Deferred offering costs from the Follow-on Offering amounted to $0.4 million.
Recently adopted accounting pronouncements
Leases
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
5.    Acquisition of a Business
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

6.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of March 31, 2022 and December 31, 2021 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2022
Corporate debt securities	$611.2	$—	$(16.8)	$594.4
U.S. Government obligations	102.1	—	(3.0)	99.1
Municipal securities	1.2	—	—	1.2
Total	$714.5	$—	$(19.8)	$694.7

December 31, 2021
Corporate debt securities	$593.4	$—	$(4.7)	$588.7
U.S. Government obligations	102.2	0.1	(0.8)	101.5
Municipal securities	1.2	—	—	1.2
Total	$696.8	$0.1	$(5.5)	$691.4

Gross unrealized losses for fixed maturities was $19.8 million as of March 31, 2022 and $5.5 million as of December 31, 2021. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of March 31, 2022 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Cost or Amortized Cost	Fair Value
Due in one year or less	$158.9	$157.2
Due after one year through five years	555.6	537.5
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$714.5	$694.7

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended March 31,
	2022	2021
Interest on cash and cash equivalents	$—	$0.2
Fixed maturities	0.9	—
Short-term investments	0.1	—
Total	1.0	0.2
Investment expense	0.1	—
Net investment income	$0.9	$0.2

Investment gains and losses
The Company had pre-tax net realized capital losses of less than $0.1 million for the three months ended March 31, 2022. There were no pre-tax net realized capital gains or losses for the three months ended March 31, 2021.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
Corporate debt securities	$574.4	$(16.8)	$—	$—	$574.4	$(16.8)
U.S. Government obligations	95.1	(3.0)	0.5	—	95.6	(3.0)
Municipal securities	1.2	—	—	—	1.2	—
Total	$670.7	$(19.8)	$0.5	$—	$671.2	$(19.8)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Corporate debt securities	$581.9	$(4.7)	$—	$—	$581.9	$(4.7)
U.S. Government obligations	95.0	(0.8)	0.5	—	95.5	(0.8)
Municipal securities	1.2	—	—	—	1.2	—
Total	$678.1	$(5.5)	$0.5	$—	$678.6	$(5.5)

Gross unrealized losses for fixed maturities for twelve months or more was less than $0.1 million for both March 31, 2022 and December 31, 2021.

As of March 31, 2022, 279 of the securities held were in an unrealized loss position. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investment in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investment in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three months ended March 31, 2022. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of March 31, 2022 and December 31, 2021 ($ in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$594.4	$—	$594.4
U.S. Government obligations	—	99.1	—	99.1
Municipal securities	—	1.2	—	1.2
Fixed maturities	—	$694.7	—	$694.7
Short term investments	—	83.2	—	83.2
Total	$—	$777.9	$—	$777.9

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$588.7	$—	$588.7
U.S. Government obligations	—	101.5	—	101.5
Municipal securities	—	1.2	—	1.2
Fixed maturities	—	691.4	—	691.4
Short term investments	—	110.4	—	110.4
Total	$—	$801.8	$—	$801.8
The fair value of all our different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during March 31, 2022 and December 31, 2021, respectively.

8.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the three months ended March 31, 2022 and 2021 ($ in millions):

	Three Months Ended March 31,
	2022	2021
Unpaid loss and LAE at beginning of period	$97.9	$46.3
Less: Reinsurance recoverable at beginning of period (1)	72.7	36.3
Net unpaid loss and LAE at beginning of period	25.2	10.0
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	24.8	16.7
Prior years	(0.4)	(0.2)
Total incurred	24.4	16.5
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	10.6	8.3
Prior years	10.8	3.9
Total paid	21.4	12.2
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	28.2	14.3
Reinsurance recoverable at end of period (1)	79.4	47.9
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$107.6	$62.2
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $0.4 million for the three months ended March 31, 2022, and favorable development on net loss and LAE reserves of $0.2 million for the three months ended March 31, 2021. No additional premiums or returned premiums have been accrued as a result of prior year effects.
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
A portion of the Company’s proportional reinsurance program expired on June 30, 2021. The Company renewed the majority of the expiring reinsurance contracts at terms that are very similar to the prior agreements. As the business continues to grow and diversify, and with stability in our insurance results, the Company decreased the overall share of proportional reinsurance from 75% of premium to 70%. In addition, the Company purchased a new reinsurance program to protect against catastrophe risk in the U.S that exceed $60 million in losses. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of March 31, 2022 and December 31, 2021 consist of the following ($ in millions):

	March 31,	December 31,
	2022	2021
Lease liabilities	$24.0	$22.3
Accrued advertising costs	10.5	11.2
Employee compensation	6.9	5.4
Income taxes payable	5.6	4.7
Payable for securities	5.0	—
Accrued professional fees	4.9	4.6
Advance premium	2.8	2.0
Premium taxes payable	2.5	5.4
Other payables	6.1	1.8
Total other liabilities and accrued expenses	$68.3	$57.4

10.    Stockholders’ Equity

Common stock
Upon closing of the initial public offering ("IPO") in 2020, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.
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
As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.
Undesignated Preferred Stock
As of both March 31, 2022 and December 31, 2021, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both March 31, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.

11.    Stock-based Compensation
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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2022, the 2020 Plan share pool was increased by 3,083,050 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2021. As of March 31, 2022, there were 8,044,269 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2022, there was no increase in the 2020 ESPP share pool. As of March 31, 2022, there were no shares of common stock issued under the 2020 ESPP.
2015 Incentive Share Option Plan
In July 2015, the Company adopted the 2015 Incentive Share Option Plan ("2015 Plan"). The 2015 Plan has been amended and restated from time to time to increase the number of shares reserved for grant and to enable the grant of options to employees of the Company’s subsidiaries. Under the 2015 Plan, options to purchase common stock of the Company may be granted to employees, officers, directors and consultants of the Company. Each option granted can be exercised for one share of common stock of the Company. Options granted to employees generally vest over a period of no more than four years. The options expire ten years from the date of grant.
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of March 31, 2022, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Options granted to employees and non-employees
The fair value of each option granted for the three months ended March 31, 2022 and 2021 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2022	2021
Weighted average expected term (years)	6.1	6.1
Risk-free interest rate	1.7%	0.7%
Volatility	48%	50%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,573,744	$46.03	8.29	$85.86
Granted	59,500	19.62
Exercised	(81,776)	7.86
Cancelled	(196,194)	60.91
Outstanding as of March 31, 2022	6,355,274	$45.82	8.00	$32.88
Options exercisable as of March 31, 2022	2,545,655	$22.32	6.87	$26.70
Options unvested as of March 31, 2022	3,809,619	$61.52	8.76	$6.18
Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2021	335,814	$66.94
Granted	175,233	22.18
Vested	(15,967)	82.94
Cancelled	(19,331)	47.72
Outstanding as of March 31, 2022	475,749	$50.69

Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted as included and classified in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 is as follows ($ in millions):

	Three Months Ended March 31,
	2022	2021
Loss and loss adjustment expense, net	$0.6	$0.2
Other insurance expense	0.3	0.2
Sales and marketing	1.5	1.1
Technology development	5.4	0.7
General and administrative	6.3	3.9
Total stock-based compensation expense	$14.1	$6.1
Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended March 31,
	2022	2021
Stock options	$12.1	$5.5
RSUs	2.0	0.6
Total stock-based compensation expense	$14.1	$6.1
The total unrecognized expense granted to employees and non-employees outstanding at March 31, 2022 was $83.2 million for the stock options and $22.2 million for the RSUs, with a remaining weighted-average vesting period of 1.3 years for the stock options and 1.7 years for the RSUs.

12.    Income Taxes
Effective tax rates
The consolidated effective tax rate for the three months ended March 31, 2022 and 2021 was (3.0)% and (1.9)%, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of its wholly-owned subsidiaries in Israel and the Netherlands. The Company believes that as of March 31, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of March 31, 2022.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief in measures in response to the economic conditions due to the COVID-19 pandemic. As of March 31, 2022, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company's effective tax rate.

13.    Net Loss per Share
Net loss per share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(74.8)	$(49.0)
Denominator:
Weighted average common shares outstanding — basic and diluted	61,698,568	60,218,652
Net loss per share attributable to common stockholders — basic and diluted	$(1.21)	$(0.81)
The Company’s potentially dilutive securities, which include stock options and unvested RSUs, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	6,355,274	4,841,616
Unvested restricted stock	475,749	50,250
	6,831,023	4,891,866

14.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel related expenses in the amount of approximately less than $0.1 million for the three months ended March 31, 2022. There were no travel expenses for the three months ended March 31, 2021.
The Company has historically leased office spaces in the United States and The Netherlands from an affiliate. Rental expense in connection with the leased space was approximately $0.1 million for the three months ended March 31, 2022. There was no rental expense incurred for the three months ended March 31, 2021. There were no outstanding amounts due to or from related parties as of March 31, 2022 and December 31, 2021.
The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). In connection with the Follow-on Offering as discussed in Note 10, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of March 31, 2022, there were no outstanding amounts due to or from the Lemonade Foundation.

15.    Commitments and Contingent Liabilities
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has been made a party to class action litigation alleging that certain of our business practices were improper. The Company has determined that the liability associated with this matter is probable and can be reasonably estimated and therefore has accrued a liability for this matter in accordance with ASC 450, Contingencies. The Company will continue to monitor all legal issues and adjust the accrued liability as new information and further developments arise.
Charges and guarantees
The Company provided a guarantee with respect to the office lease in the Netherlands in the amount of $0.2 million. There were no guarantees as of December 31, 2021.

16.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine and general liability lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended March 31,
	2022		2021
Jurisdiction	Amount	% of GWP	Amount	% of GWP
California	$27.1	24.5%	$19.2	25.3%
Texas	20.2	18.3%	15.0	19.8%
New York	14.8	13.4%	10.0	13.2%
New Jersey	5.3	4.8%	3.1	4.1%
Illinois	4.4	4.0%	3.0	4.0%
Georgia	4.4	4.0%	3.7	4.9%
Colorado	3.0	2.7%	1.4	1.8%
Pennsylvania	2.7	2.4%	1.8	2.4%
Virginia	2.4	2.2%	1.5	2.0%
Maryland	2.2	2.0%	1.6	2.1%
All other	24.1	21.7%	15.5	20.4%
	$110.6	100.0%	$75.8	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and Annual Report on Form 10-K for the year ending December 31, 2021 (the "Annual Report on Form 10-K"). The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Acquisition of Metromile
On November 8, 2021, Lemonade entered into a definitive agreement (“Metromile Agreement”) to acquire Metromile, Inc. (“Metromile"). Pursuant to the terms of the Metromile Agreement, the Company will acquire 100% of the equity of Metromile, through an all stock transaction that implies a fully diluted equity value of $500.0 million, or over $200.0 million net of cash (based upon the conversion ratio of 19 shares of Metromile for 1 share of Lemonade). The transaction is expected to close in the second quarter of 2022 subject to customary closing conditions and approvals.

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
COVID-19 Impact

The COVID-19 pandemic has severely impacted businesses worldwide, including many in the insurance sector. Insurers of travel, events or business interruption may be directly and adversely affected by claims from COVID-19 or the lock-down it engendered. Other insurers, in lines of business that are not directly impacted by COVID-19, may nevertheless be dependent on office-based brokers, in-person inspections, or teams that are poorly equipped to work from home — all of which can translate into value erosion. Finally, the broader financial crisis may hurt insurers in other ways, too. With interest rates at near all-time lows, many insurers may see their return on capital drop; while those selling premium or discretionary products may see an increase in churn and a decrease in demand.

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
This resilience is reflected in our results in which as of March 31, 2022, our in force premium, or IFP, was about 66% higher than it was on March 31, 2021. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium."

While the global economy began to reopen in the first quarter of 2021 and continues to show positive economic growth in the U.S. as the vaccination roll-out has reduced the spread and severity of COVID-19 and variants of the virus, there remains to be an uncertainty about the duration and ultimate impact of COVID-19 and variants of the virus, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. Management continues to monitor and cannot definitively determine the ultimate financial impact of COVID-19 and variants of the virus, and the related economic conditions at this time.

With respect to our investment portfolio which showed a diversified mix of securities beginning in the third quarter of 2021, and given the conservative nature of our portfolio and investment in high-quality securities, we do not expect a material adverse impact in the value of our investment portfolio, or long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19 and variants of the virus.

See “Risk Factors — Risks Relating to our Industry — Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.” in our Annual Report on Form 10-K.

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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions, except Premium per customer)
Customers (end of period)	1,504,197	1,096,618
In force premium (end of period)	$419.0	$251.7
Premium per customer (end of period)	$279	$229
Annual dollar retention (end of period)	82%	81%
Total revenue	$44.3	$23.5
Gross earned premium	$96.0	$56.2
Gross profit	$10.2	$1.9
Adjusted gross profit	$16.3	$5.0
Net loss	$(74.8)	$(49.0)
Adjusted EBITDA	$(57.4)	$(41.3)
Gross profit margin	23%	8%
Adjusted gross profit margin	37%	21%
Ratio of Adjusted Gross Profit to Gross Earned Premium	17%	9%
Gross loss ratio	90%	121%
Net loss ratio	89%	120%
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change	% Change
	($ in millions)
Revenue
Net earned premium	$27.4	$13.8	$13.6	99%
Ceding commission income	14.0	9.0	5.0	56%
Net investment income	0.9	0.2	0.7	350%
Commission and other income	2.0	0.5	1.5	300%
Total revenue	44.3	23.5	20.8	89%
Expense
Loss and loss adjustment expense, net	24.4	16.5	7.9	48%
Other insurance expense	9.1	4.8	4.3	90%
Sales and marketing	38.3	29.1	9.2	32%
Technology development	16.9	7.1	9.8	138%
General and administrative	28.2	14.1	14.1	100%
Total expense	116.9	71.6	45.3	63%
Loss before income taxes	(72.6)	(48.1)	(24.5)	51%
Income tax expense	2.2	0.9	1.3	144%
Net loss	$(74.8)	$(49.0)	$(25.8)	53%

Net Earned Premium

Net earned premium increased $13.6 million, or 99%, to $27.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended March 31,
	2022	2021	Change	% Change
	($ in millions)
Gross written premium	$110.6	$75.8	$34.8	46%
Ceded written premium	(75.6)	(55.6)	(20.0)	36%
Net written premium	$35.0	$20.2	$14.8	73%
Gross written premium increased $34.8 million, or 46%, to $110.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a 37% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. We also saw a 22% increase in premium per customer year over year primarily due to the continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $20.0 million, or 36%, to $75.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the impact of the change in reinsurance arrangements. The Company renewed the majority of the reinsurance contracts that expired on June 30, 2021 at terms that are very similar to the prior agreements, and decreased the overall share of proportional reinsurance from 75% of premium to 70%. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S that exceeds $60 million in losses. Other non-proportional reinsurance contracts were renewed in 2021 with terms similar to the expired contracts.

Net written premium increased $14.8 million, or 73%, to $35.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the $34.8 million, or 46%, increase in gross written premium offset by the increase in ceded written premium for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 71% for the three months ended March 31, 2022, as compared to 75% for the three months ended March 31, 2021 primarily due to the new Proportional Reinsurance Contracts.

	Three Months Ended March 31,
	2022	2021	Change	% Change
	($ in millions)
Gross earned premium	$96.0	$56.2	$39.8	71%
Ceded earned premium	(68.6)	(42.4)	(26.2)	62%
Net earned premium	$27.4	$13.8	$13.6	99%

Ceding Commission Income
Ceding commission income increased $5.0 million, or 56%, to $14.0 million for the three months ended March 31, 2022 consistent with increase in earned premium ceded related to the proportional reinsurance agreements with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $0.9 million for the three months ended March 31, 2022 and $0.2 million for the three months ended March 31, 2021. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, notes and other obligations issued or guaranteed by the U.S. Government. Net investment income for the period was primarily driven by interest rates on investment balances, and offset by investment expenses of $0.1 million.
Commission and Other Income
Commission and other income increased $1.5 million, or 300%, to $2.0 million for the three months ended March 31, 2022 due to growth in premiums placed with third-party insurance companies during the period and installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $7.9 million, or 48%, to $24.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increased claims in line with growth in premium including the impact of inflation, partially offset by favorable prior period development.
Other Insurance Expense
Other insurance expense increased $4.3 million, or 90%, to $9.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to employee-related expense, including stock-based compensation, which increased by $2.2 million, or 129%, as compared to the three months ended March 31, 2021, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $1.2 million, or 92%, primarily in support of growth and expansion initiatives for new products. Credit card processing fees increased $0.5 million, or 36%, as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceding commissions increased $0.4 million, or 100%.

Sales and Marketing
Sales and marketing expense increased $9.2 million, or 32%, to $38.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $5.0 million, or 23%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $3.1 million, or 49%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion.
Technology Development
Technology development expense increased $9.8 million, or 138%, to $16.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $8.9 million, or 148%, as compared to the three months ended March 31, 2021, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.7 million, or 100%.
General and Administrative
General and administrative expense increased $14.1 million, or 100%, to $28.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Employee-related expense, including stock-based compensation, increased by $4.6 million, or 62%, as we increased finance, legal, business operations and administrative personnel. Legal, accounting and other professional fees increased $4.5 million, or 300%, to support the compliance requirements necessary to operate as a growing global, multi-product line of business and regulated companies. Bad debt expense increased by $1.1 million, or 122%, software costs increased $0.9 million, or 225% and depreciation expense increased $0.6 million or 67%.
Income Tax Expense
Income tax expense increased $1.3 million, or 144%, to $2.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $25.8 million, or 53%, to $74.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the factors described above.

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
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Total revenue	$44.3	$23.5
Adjustments:
Loss and loss adjustment expense, net	$(24.4)	$(16.5)
Other insurance expense	(9.1)	(4.8)
Depreciation and amortization	(0.6)	(0.3)
Gross profit	$10.2	$1.9
Gross profit margin (% of total revenue)	23%	8%
Adjustments:
Net investment income	$(0.9)	$(0.2)
Employee-related expense	3.9	1.7
Professional fees and other	2.5	1.3
Depreciation and amortization	0.6	0.3
Adjusted gross profit	$16.3	$5.0
Adjusted gross profit margin (% of total revenue)	37%	21%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Numerator: Adjusted gross profit	$16.3	$5.0
Denominator: Gross earned premium	$96.0	$56.2
Ratio of Adjusted Gross Profit to Gross Earned Premium	17%	9%

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
The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Net loss	$(74.8)	$(49.0)
Adjustments:
Income tax expense	$2.2	$0.9
Depreciation and amortization	1.5	0.9
Stock-based compensation	14.1	6.1
Transaction costs	0.5	—
Net investment income	(0.9)	(0.2)
Adjusted EBITDA	$(57.4)	$(41.3)

Liquidity and Capital Resources
As of March 31, 2022, we had $234.8 million in cash and cash equivalents and $777.9 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of March 31, 2022 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of March 31, 2022, cash and short-term investments held by these companies was $185.8 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2022, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Net cash used in operating activities	$(39.5)	$(40.3)
Net cash provided by (used in) by investing activities	$4.1	$(2.0)
Net cash provided by financing activities	$0.6	$646.4

Operating Activities
Cash used in operating activities was $39.5 million for the three months ended March 31, 2022, a decrease of $0.8 million from $40.3 million for the three months ended March 31, 2021. This reflected the $25.8 million increase in our net loss, primarily offset by increases in unearned premium, funds held, and unpaid loss and loss adjustment expense that exceeded the increases in prepaid reinsurance premium, premiums receivable and amounts expected to be recovered from our reinsurance partners. The decrease in cash used in operating activities from the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to claim payments, settlements with our reinsurance partners, and increased spend related to growth and expansion.

Cash used in operating activities was $40.3 million for three months ended March 31, 2021. This resulted from our net loss of $49.0 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense and accrued and other liabilities partially offset by increases in premiums receivables and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash provided by investing activities was $4.1 million for the three months ended March 31, 2022 primarily due to proceeds from sales and maturities and offset by purchases of U.S. government obligations, corporate debt securities, short term investments, and property and equipment purchased during the period.
Cash used in investing activities was $2.0 million for the three months ended March 31, 2021 primarily due to purchases of property and equipment.
Financing Activities
Cash provided by financing activities was $0.6 million for the three months ended March 31, 2022 primarily due to proceeds from stock option exercises.
Cash provided by financing activities was $646.4 million for the three months ended March 31, 2021 primarily due to proceeds received from our Follow-on Offering (as defined in Note 10 to the unaudited interim condensed financial statements included elsewhere in this Quarterly Report) and proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and for the foreseeable future. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,012.9 million in cash and investments available at March 31, 2022. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, stock-based compensation prior to the Company's initial public offering ("IPO"), income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Summary of Significant Accounting Policies” in the notes to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of accounting pronouncements recently adopted and their impact to our consolidated financial statements.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2022, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2022, none of our fixed maturity portfolio was unrated or rated below investment grade.
Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of operating expenses as a percentage of revenue, if the selling prices of our products do not increase with these increased costs.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is occasionally a party to routine claims or litigation incidental to its business and has been made a party to class action litigation alleging that certain of our business practices were improper. See Note 15 - Commitments and Contingent Liabilities in our unaudited consolidated financial statements included elsewhere in this report. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On July 1, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-239007), as amended, filed in connection with our IPO (the "Registration Statement").
The net proceeds of approximately $335.6 million from our initial public offering have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated July 1, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On May 9, 2022, Joel Cutler tendered his resignation as a director of Lemonade, Inc., effective immediately. Mr. Cutler had served as a Class III director and as a member of the Audit Committee and Compensation Committee.
On May 10, 2022, in order to achieve an equal balance of membership among the classes of directors, the Board determined to move Michael Eisenberg from Class I with a term expiring at the 2024 Annual Meeting of Stockholders to Class III with a term expiring at the 2023 Annual Meeting of Stockholders. Accordingly, on the same date, Mr. Eisenberg, who was a Class I director, resigned as a director and was immediately elected by the Board as a Class III director. The resignation and re-election of Mr. Eisenberg was effected solely to rebalance the Board's classes and, for all other purposes, including committee service and compensation, Mr. Eisenberg’s service on the Board is deemed to have continued uninterrupted. The Board now consists of two Class I directors, three Class II directors, and two Class III directors.

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

Lemonade, Inc.

Date:	May 10, 2022	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	May 10, 2022	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	May 10, 2022	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer