Form 10-Q
period 2022-06-30
Lemonade, Inc.
filed 2022-08-09
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2022, the registrant had 68,945,568 shares of common stock, $0.00001 par value per share, outstanding.

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
•Combining the businesses of Lemonade and Metromile may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the mergers, which may adversely affect the combined company’s business results and negatively affect the value of the company’s common stock.
•The combined company may not be able to retain customers, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Lemonade or Metromile.

•The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.
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
•A joint investment committee consisting of our Co-Founders and a former executive of SoftBank will have sole voting and dispositive control over the shares owned by the entities affiliated with SoftBank Group Corp. This joint investment committee further concentrates voting power with our Co-Founders, which could limit your ability to influence the outcome of important transactions, including a change in control.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $698.4 million and $696.8 million as of June 30, 2022 and December 31, 2021, respectively)	$674.1	$691.4
Short-term investments (cost: $85.9 million and $110.4 million as of June 30, 2022 and December 31, 2021, respectively)	85.9	110.4
Total investments	760.0	801.8
Cash and cash equivalents	199.6	270.6
Premium receivable, net of allowance for credit losses of $2.2 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively	147.6	127.0
Reinsurance recoverable	110.3	89.8
Prepaid reinsurance premium	168.9	149.6
Deferred acquisition costs	7.4	6.2
Property and equipment, net	13.2	11.7
Intangible assets	0.6	0.6
Other assets	53.3	53.2
Total assets	$1,460.9	$1,510.5

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$122.9	$97.9
Unearned premium	241.6	207.7
Trade payables	1.3	1.0
Funds held for reinsurance treaties	119.2	103.1
Deferred ceding commission	42.1	36.5
Ceded premium payable	21.0	18.7
Other liabilities and accrued expenses	63.7	57.4
Total liabilities	611.8	522.3
Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 61,867,577 and 61,660,996 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,582.5	1,553.5
Accumulated deficit	(704.6)	(561.9)
Accumulated other comprehensive loss	(28.8)	(3.4)
Total stockholders' equity	849.1	988.2
Total liabilities and stockholders' equity	$1,460.9	$1,510.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Net earned premium	$31.2	$16.3	$58.6	$30.1
Ceding commission income	15.5	10.6	29.5	19.6
Net investment income	1.2	0.2	2.1	0.4
Commission and other income	2.1	1.1	4.1	1.6
Total revenue	50.0	28.2	94.3	51.7

Expense
Loss and loss adjustment expense, net	28.1	13.0	52.5	29.5
Other insurance expense	9.7	5.2	18.8	10.0
Sales and marketing	37.0	33.1	75.3	62.2
Technology development	17.8	14.0	34.7	21.1
General and administrative	22.4	15.8	50.6	29.9
Total expense	115.0	81.1	231.9	152.7
Loss before income taxes	(65.0)	(52.9)	(137.6)	(101.0)
Income tax expense	2.9	2.7	5.1	3.6
Net loss	$(67.9)	$(55.6)	$(142.7)	$(104.6)

Other comprehensive loss, net of tax
Unrealized loss on investments in fixed maturities	(4.5)	(0.2)	(18.8)	(0.1)
Foreign currency translation adjustment	(5.5)	0.3	(6.6)	1.0
Comprehensive loss	$(77.9)	$(55.5)	$(168.1)	$(103.7)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(1.10)	$(0.90)	$(2.31)	$(1.72)

Weighted average common shares outstanding—basic and diluted	61,816,225	61,444,958	61,757,722	60,643,764

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Exercise of stock options and distribution of restricted stock units	97,743	—	0.6	—	—	0.6
Stock-based compensation	—	—	14.1	—	—	14.1
Net loss	—	—	—	(74.8)	—	(74.8)
Other comprehensive loss	—	—	—	—	(15.4)	(15.4)
Balance as of March 31, 2022	61,758,739	$—	$1,568.2	$(636.7)	$(18.8)	$912.7
Exercise of stock options	108,838	—	0.4	—	—	0.4
Stock-based compensation	—	—	13.9	—	—	13.9
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive loss	—	—	—	—	(10.0)	(10.0)
Balance as of June 30, 2022	61,867,577	$—	$1,582.5	$(704.6)	$(28.8)	$849.1

Balance as of December 31, 2020	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $28.2 million	4,018,647	—	640.3	—	—	640.3
Exercise of stock options	577,162	—	6.1	—	—	6.1
Stock-based compensation	—	—	6.1	—	—	6.1
Net loss	—	—	—	(49.0)	—	(49.0)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2021	61,370,103	$—	$1,512.3	$(369.6)	$1.0	$1,143.7
Exercise of stock options	162,024	—	1.7	—	—	1.7
Stock-based compensation	—	—	11.9	—	—	11.9
Net loss	—	—	—	(55.6)	—	(55.6)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2021	61,532,127	$—	$1,525.9	$(425.2)	$0.9	$1,101.6
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(142.7)	$(104.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3.1	1.7
Stock-based compensation	28.0	18.0
Amortization of discount on bonds	4.6	—
Provision for bad debt	3.6	2.3
Changes in operating assets and liabilities:
Premium receivable	(24.2)	(24.4)
Reinsurance recoverable	(20.6)	(15.7)
Prepaid reinsurance premium	(19.3)	(29.0)
Deferred acquisition costs	(1.2)	(1.4)
Other assets	(0.3)	(1.5)
Unpaid loss and loss adjustment expense	25.0	18.4
Unearned premium	33.9	42.2
Trade payables	0.3	(0.1)
Funds held for reinsurance treaties	16.1	15.5
Deferred ceding commissions	5.6	7.7
Ceded premium payable	2.3	5.0
Other liabilities and accrued expenses	6.1	9.4
Net cash used in operating activities	(79.7)	(56.5)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	81.5	—
Proceeds from bonds sold or matured	53.7	—
Cost of short-term investments acquired	(57.3)	—
Cost of bonds acquired	(60.3)	(64.6)
Purchases of property and equipment	(4.6)	(4.7)
Net cash provided by (used in) investing activities	13.0	(69.3)
Cash flows from financing activities:
Proceeds from Follow-on Offering, net of underwriting discounts and commissions and offering costs	—	640.3
Proceeds from stock exercises	1.0	7.8
Net cash provided by financing activities	1.0	648.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.3)	(1.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	(71.0)	521.3
Cash, cash equivalents and restricted cash at beginning of period	270.6	571.4
Cash, cash equivalents and restricted cash at end of period	$199.6	$1,092.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.7	$1.1

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
Risk and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact the Company. Although the Company did not see a material impact on its results of operations for the three and six months ended June 30, 2022 and year ended December 31, 2021 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021 as included in the Company’s Annual Report on Form 10-K.
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

4.Summary of Significant Accounting Policies
Deferred offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders' equity, as a reduction of additional paid-in capital generated as a result of such offering. On January 14, 2021, the Company completed a Follow-on Offering of common stock, as defined and discussed in detail in Note 10, which generated net proceeds of $525.7 million, after deducting underwriting discounts and offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, and generated additional net proceeds to us of $114.6 million. Deferred offering costs from the Follow-on Offering amounted to $0.4 million.
Recently adopted accounting pronouncements
Leases
In February 2016, the FASB issued Leases (Topic 842) ("ASU 2016-02"), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability the balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease, and (ii) lease expense for operating leases and amortization and interest expense for financing leases, in statement of operations. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU 2018-11, Leases ("Topic 842"), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.
The Company adopted the new standard effective January 1, 2021, using the modified retrospective transition approach which uses the effective date as the date of initial application with no adjustment to prior periods presented. There was no adjustment to the opening balance of retained earnings.
At adoption date, the new standard resulted in the recognition of an operating lease Right-of-Use ("ROU") asset of $16.9 million included under Other Assets, and a corresponding operating lease liabilities of $17.2 million included in Other Liabilities on the consolidated balance sheets. The difference of $0.3 million between the operating lease ROU assets and operating lease liabilities represents reclassification of deferred rent liability (the difference between the straight-line rent expenses and paid rent amounts under the leases) to operating lease ROU assets from other liabilities at the adoption date. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows. The adoption impact relates to the Company’s existing operating leases for office spaces in the US, Netherlands and Israel.
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

Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements. Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. The Company adopted the guidance using a modified retrospective approach as of January 1, 2021 which resulted in no cumulative-effect adjustment to retained earnings.
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
5.    Acquisition of a Business
On November 8, 2021, Lemonade entered into a definitive agreement (“Metromile Agreement”) to acquire Metromile, Inc. (“Metromile’). Pursuant to the terms of the Metromile Agreement, the Company acquired 100% of the equity of Metromile, through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile
Metromile is a leading digital insurance platform in the United States. With data science at its foundation, Metromile offers real-time, personalized auto insurance policies by the mile instead of the industry’s reliance on approximations that have historically made prices unfair. Metromile’s digitally native offering is built around the modern driver’s needs, featuring automated claims and complementary smart driving features. In addition, through Metromile Enterprise, Metromile licenses its technology platform to insurance companies around the world. Metromile’s cloud-based software as a service enables carriers to operate with greater efficiency, automate claims to expedite resolution, reduce losses associated with fraud, and unlock the productivity of employees.

6.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of June 30, 2022 and December 31, 2021 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2022
Corporate debt securities	$597.7	$—	$(20.8)	$576.9
U.S. Government obligations	99.5	—	(3.5)	96.0
Municipal securities	1.2	—	—	1.2
Total	$698.4	$—	$(24.3)	$674.1

December 31, 2021
Corporate debt securities	$593.4	$—	$(4.7)	$588.7
U.S. Government obligations	102.2	0.1	(0.8)	101.5
Municipal securities	1.2	—	—	1.2
Total	$696.8	$0.1	$(5.5)	$691.4

Gross unrealized losses for fixed maturities was $24.3 million as of June 30, 2022 and $5.5 million as of December 31, 2021. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of June 30, 2022 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Cost or Amortized Cost	Fair Value
Due in one year or less	$217.3	$213.7
Due after one year through five years	481.1	460.4
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$698.4	$674.1

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on cash and cash equivalents	$0.1	$0.1	$0.1	$0.3
Fixed maturities	1.1	0.1	2.0	0.1
Short-term investments	0.1	—	0.2	—
Total	1.3	0.2	2.3	0.4
Investment expense	0.1	—	0.2	—
Net investment income	$1.2	$0.2	$2.1	$0.4

Investment gains and losses
The Company had pre-tax net realized capital losses of $0.4 million for the three months ended June 30, 2022 and six months ended June 30, 2022. There were no pre-tax net realized capital gains or losses for the three and six months ended June 30, 2021.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Corporate debt securities	$1.0	$—	$—	$—	$1.0	$—
U.S. Government obligations	655.8	(24.3)	0.5	—	656.3	(24.3)
Municipal securities	1.2	—	—	—	1.2	—
Total	$658.0	$(24.3)	$0.5	$—	$658.5	$(24.3)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Corporate debt securities	$581.9	$(4.7)	$—	$—	$581.9	$(4.7)
U.S. Government obligations	95.0	(0.8)	0.5	—	95.5	(0.8)
Municipal securities	1.2	—	—	—	1.2	—
Total	$678.1	$(5.5)	$0.5	$—	$678.6	$(5.5)

Gross unrealized losses for investments in fixed maturities for twelve months or more was less than $0.1 million for both June 30, 2022 and December 31, 2021.

As of June 30, 2022, 287 of the securities held were in an unrealized loss position. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investment in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investment in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and six months ended June 30, 2022. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.

7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of June 30, 2022 and December 31, 2021 ($ in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$576.9	$—	$576.9
U.S. Government obligations	—	96.0	—	96.0
Municipal securities	—	1.2	—	1.2
Fixed maturities	—	674.1	—	674.1
Short term investments	—	85.9	—	85.9
Total	$—	$760.0	$—	$760.0

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$588.7	$—	$588.7
U.S. Government obligations	—	101.5	—	101.5
Municipal securities	—	1.2	—	1.2
Fixed maturities	—	691.4	—	691.4
Short term investments	—	110.4	—	110.4
Total	$—	$801.8	$—	$801.8
The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2022 and during the year ended December 31, 2021, respectively.

8.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the six months ended June 30, 2022 and 2021 ($ in millions):

	Six Months Ended June 30,
	2022	2021
Unpaid loss and LAE at beginning of period	$97.9	$46.3
Less: Reinsurance recoverable at beginning of period (1)	72.7	36.3
Net unpaid loss and LAE at beginning of period	25.2	10.0
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	53.7	29.9
Prior years	(1.2)	(0.4)
Total incurred	52.5	29.5
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	30.0	19.0
Prior years	14.4	5.5
Total paid	44.4	24.5
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	33.4	15.0
Reinsurance recoverable at end of period (1)	89.5	49.7
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$122.9	$64.7
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $1.2 million for the six months ended June 30, 2022, and favorable development on net loss and LAE reserves of $0.4 million for the six months ended June 30, 2021. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the six months ended June 30, 2021, current accident year incurred loss and LAE included $6.2 million of net incurred loss and LAE from the severe winter storm that affected the Company's customers in the states of Texas and Oklahoma. The net incurred loss and LAE from Winter Storm Uri as of June 30, 2021 represents the Company's best estimates based upon information currently available.
In the ordinary course of business, the Company cedes losses and LAE to other reinsurance companies. These arrangements reduce the net loss potentially arising from large or catastrophic risks. Certain of these arrangements consist of excess of loss and catastrophe contracts, which protect against losses exceeding stipulated amounts. The ceding of risk through reinsurance does not relieve the Company from its obligations to policyholders. The Company remains liable with respect to losses and LAE ceded in the event that any reinsurer does not meet obligations assumed under the reinsurance agreements. The Company does not have any significant unsecured aggregate recoverable for losses, paid and unpaid including Incurred But Not Reported ("IBNR"), loss adjustment expenses, and unearned premium with any individual reinsurer.

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
A portion of the Company’s proportional reinsurance program expired on June 30, 2021 and on June 30, 2022. As the business continues to grow and diversify, and with stability in the Company's insurance results, the Company decreased the overall share of proportional reinsurance from 75% of premium to 55% effective July 1, 2022. In addition, the Company purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of June 30, 2022 and December 31, 2021 consist of the following ($ in millions):

	June 30,	December 31,
	2022	2021
Lease liabilities	$21.9	$22.3
Accrued advertising costs	10.2	11.2
Employee compensation	8.1	5.4
Income taxes payable	6.2	4.7
Accrued professional fees	3.8	4.6
Advance premiums	3.7	2.0
Premium taxes payable	3.6	5.4
Other payables	6.2	1.8
Total	$63.7	$57.4

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
As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.

Undesignated Preferred Stock
As of both June 30, 2022 and December 31, 2021, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both June 30, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2022, the 2020 Plan share pool was increased by 3,083,050 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2021. As of June 30, 2022, there were 4,986,203 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2022, there was no increase in the 2020 ESPP share pool. As of June 30, 2022, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of June 30, 2022, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Options granted to employees and non-employees
The fair value of each option granted for the six months ended June 30, 2022 and 2021 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Six Months Ended June 30,
	2022	2021
Weighted average expected term (years)	6.1	6.3
Risk-free interest rate	2.6%	1.3%
Volatility	47%	49%
Expected dividend yield	0%	0%
Expected volatility is calculated based on implied volatility from market comparisons of certain publicly traded companies and other factors. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to substantial change in the future.
The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,573,744	$46.03	8.29	$85.86
Granted	2,906,961	27.20
Exercised	(170,362)	6.23
Cancelled	(405,797)	54.38
Outstanding as of June 30, 2022	8,904,546	$40.26	8.38	$15.73
Options exercisable as of June 30, 2022	2,725,019	$24.36	6.72	$14.32
Options unvested as of June 30, 2022	6,179,527	$47.28	9.11	$1.41
Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2021	335,814	$66.94
Granted	577,360	21.60
Vested	(36,219)	70.76
Cancelled	(39,666)	46.75
Outstanding as of June 30, 2022	837,289	$36.47

Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted as included and classified in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss and loss adjustment expense, net	$0.6	$0.5	$1.2	$0.7
Other insurance expense	0.5	0.2	0.8	0.4
Sales and marketing	1.7	1.3	3.2	2.4
Technology development	5.8	6.8	11.2	7.5
General and administrative	5.3	3.1	11.6	7.0
Total stock-based compensation expense	$13.9	$11.9	$28.0	$18.0
Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$11.9	$10.5	$24.0	$16.0
RSUs	2.0	1.4	4.0	2.0
Total stock-based compensation expense	$13.9	$11.9	$28.0	$18.0
The total unrecognized expense granted to employees and non-employees outstanding at June 30, 2022 was $105.5 million for the stock options and $27.9 million for the RSUs, with a remaining weighted-average vesting period of 1.5 years for the stock options and 1.7 years for the RSUs.

12.    Income Taxes
The consolidated effective tax rate for the six months ended June 30, 2022 and 2021 was (3.7)% and (3.6)%, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of its wholly-owned subsidiaries in Israel and the Netherlands. The Company believes that as of June 30, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable.
There were no material liabilities for interest and penalties accrued as of June 30, 2022.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(67.9)	$(55.6)	$(142.7)	$(104.6)
Denominator:
Weighted average common shares outstanding — basic and diluted	61,816,225	61,444,958	61,757,722	60,643,764
Net loss per share attributable to common stockholders — basic and diluted	$(1.10)	$(0.90)	$(2.31)	$(1.72)
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

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	8,904,546	6,034,609
Unvested restricted stock	837,289	55,129
Total	9,741,835	6,089,738

14.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel expenses in the amount of approximately less than $0.1 million for the three and six months ended June 30, 2022 and June 30, 2021.
The Company has historically leased office spaces in the United States and The Netherlands from an affiliate. Rental expense in connection with the leased space was approximately less than $0.1 million for the three and six months ended June 30, 2022 and June 30, 2021. There were no outstanding amounts due from or to related parties as of June 30, 2022 and December 31, 2021.
The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). In connection with the Follow-on Offering as discussed in Note 10, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of June 30, 2022, there were no outstanding amounts due to or from the Lemonade Foundation.

15.    Contingencies
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

16.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine and general liability lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$28.3	22.4%	$22.2	24.8%	$55.4	23.4%	$41.4	25.0%
Texas	24.1	19.1%	18.7	20.9%	44.3	18.7%	33.7	20.4%
New York	15.9	12.6%	10.9	12.2%	30.7	13.0%	20.9	12.6%
New Jersey	5.9	4.7%	3.7	4.1%	11.2	4.7%	6.8	4.1%
Illinois	6.6	5.2%	4.1	4.6%	11.0	4.6%	7.1	4.3%
Georgia	5.0	4.0%	4.3	4.8%	9.4	4.0%	8.0	4.8%
Colorado	3.9	3.1%	2.0	2.2%	6.9	2.9%	3.4	2.1%
Pennsylvania	3.2	2.5%	2.3	2.6%	5.9	2.5%	4.1	2.5%
Virginia	2.7	2.1%	1.9	2.1%	5.1	2.2%	3.4	2.1%
Maryland	2.5	2.0%	1.8	2.0%	4.7	2.0%	3.4	2.1%
All other	28.0	22.3%	17.6	19.7%	52.1	22.0%	33.1	20.0%
	$126.1	100.0%	$89.5	100.0%	$236.7	100.0%	$165.3	100.0%

17.    Subsequent Event
On July 28, 2022, the Company completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized auto insurance policies by the mile. The Company acquired 100% of the equity of Metromile, through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile, for a total consideration of approximately $146.0 million at close date.
As the transaction recently closed, the Company is in the process of completing the purchase price accounting related to our acquisition of Metromile. We anticipate that a significant portion of the purchase consideration will be allocated to acquired intangible assets, specifically technology. We expect the preliminary purchase price accounting to be completed when all information on facts and circumstances that existed as of the acquisition date become available, but not to exceed 12 months following the acquisition date. In addition, we are still determining the pro forma financial information and the effect on our operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report and Annual Report on Form 10-K for the year ending December 31, 2021. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. In a departure from the traditional insurance model, where profits can literally depend on the weather, we typically retain a fixed fee, currently 25% of premiums, and our gross margin is expected to change little in good years and in bad. At Lemonade, excess claims are generally offloaded to reinsurers, while excess premiums are usually donated to nonprofits selected by our customers as part of our annual “Giveback.” These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers.
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
Acquisition of Metromile
On July 28, 2022, the Company completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized auto insurance policies by the mile. The Company acquired 100% of the equity of Metromile, through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile, for a total consideration of approximately $146.0 million at close date.

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
Based on historical experience, existing and potential customers move more frequently in the third quarter, compared to the rest of the calendar year. As a result, we may see greater demand for new or expanded insurance coverage, and increased online engagement resulting in proportionately more growth during the third quarter. We expect that as we grow our customers, expand geographically, and launch new products, the impact of seasonal variability on our rate of growth may decrease.
Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns, and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns.
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
This resilience is reflected in our results in which as of June 30, 2022, our in force premium ("IFP"), was about 54% higher than it was on June 30, 2021. For information regarding how we calculate IFP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics — In Force Premium."

While the global economy began to reopen in the first quarter of 2021, and continues to show positive economic growth in the U.S. as the vaccination roll-out has reduced the spread and severity of COVID-19 and variants of the virus, there remains to be an uncertainty about the duration and ultimate impact of COVID-19 and variants of the virus, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. Management continues to monitor and cannot definitively determine the ultimate financial impact of COVID-19 and variants of the virus, and the related economic conditions at this time.

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
Through June 30, 2021, we had proportional reinsurance covering 75% of our business. Under the proportional reinsurance contracts, which cover all of our products and geographies, we transferred, or “ceded,” 75% of our premium to our reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. This arrangement mirrors our fixed fee, and hence shields our gross profit margin, from the volatility of claims, while boosting our capital efficiency dramatically. We opted to manage the remaining 25% of our business with alternative forms of reinsurance.
A portion of Lemonade’s proportional reinsurance program expired on June 30, 2021 and on June 30, 2022. As the business continued to grow and diversify, and with stability in our insurance results, we decreased the overall share of proportional reinsurance from 75% of premium to 55% effective July 1, 2022. In addition, we purchased a reinsurance program to protect us against natural catastrophe risk in the U.S. that exceeds $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

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
Ceded Written Premium
Ceded written premium is the amount of gross written premium ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premium is impacted by the level of our gross written premium and any decision we make to increase or decrease in reinsurance limits, retention levels, and co-participation. Our ceded written premium can also be impacted significantly in certain periods due to changes in reinsurance agreements. In periods where we start or stop ceding a large volume of our premium, ceded written premium may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends.
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
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term securities, and other investments, and the gains or losses from the sale of investments, net of investment fees paid to the Company's investment manager. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.

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
We have incurred and expect to continue to incur significant additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the New York Stock Exchange, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expense will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	1,579,936	1,206,172	1,579,936	1,206,172
In force premium (end of period)	$457.6	$296.8	$457.6	$296.8
Premium per customer (end of period)	$290	$246	$290	$246
Annual dollar retention (end of period)	83%	82%	83%	82%
Total revenue	$50.0	$28.2	$94.3	$51.7
Gross earned premium	$106.8	$66.9	$202.8	$123.1
Gross profit	$11.3	$9.8	$21.5	$11.7
Adjusted gross profit	$17.5	$12.8	$33.8	$17.8
Net loss	$(67.9)	$(55.6)	$(142.7)	$(104.6)
Adjusted EBITDA	$(50.3)	$(40.4)	$(107.7)	$(81.7)
Gross profit margin	23%	35%	23%	23%
Adjusted gross profit margin	35%	45%	36%	34%
Ratio of Adjusted Gross Profit to Gross Earned Premium	16%	19%	17%	14%
Gross loss ratio	86%	74%	88%	96%
Net loss ratio	90%	80%	90%	98%
Customers
We define customers as the number of current policyholders underwritten by us or placed by us with third-party insurance partners (who pay us recurring commissions) as of the period end date. A customer that has more than one policy counts as a single customer for the purposes of this metric. We view customers as an important metric to assess our financial performance because customer growth drives our revenue, expands brand awareness, deepens our market penetration, creates additional upsell and cross-sell opportunities, and generates additional data to continue to improve the functioning of our platform.
In Force Premium
We define in force premium ("IFP"), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects approximately 2.0% of IFP.

The annualized value of premiums is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. IFP is not a forecast of future revenues nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of IFP is useful to analysts and investors because it captures the impact of growth in customers and premium per customer at the end of each reported period, without adjusting for known or projected policy updates, cancellations, rescissions, and non-renewals. We use IFP because we believe it gives our management useful insight into the total reach of our platform by showing all in force policies underwritten and placed by us. Other companies, including companies in our industry, may calculate IFP differently or not at all, which reduces the usefulness of IFP as a tool for comparison.
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
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change	% Change
	($ in millions)
Revenue
Net earned premium	$31.2	$16.3	$14.9	91%
Ceding commission income	15.5	10.6	4.9	46%
Net investment income	1.2	0.2	1.0	500%
Commission and other income	2.1	1.1	1.0	91%
Total revenue	50.0	28.2	21.8	77%
Expense
Loss and loss adjustment expense, net	28.1	13.0	15.1	116%
Other insurance expense	9.7	5.2	4.5	87%
Sales and marketing	37.0	33.1	3.9	12%
Technology development	17.8	14.0	3.8	27%
General and administrative	22.4	15.8	6.6	42%
Total expense	115.0	81.1	33.9	42%
Loss before income taxes	(65.0)	(52.9)	(12.1)	23%
Income tax expense	2.9	2.7	0.2	7%
Net loss	$(67.9)	$(55.6)	$(12.3)	22%

Net Earned Premium

Net earned premium increased $14.9 million, or 91%, to $31.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance."

	Three Months Ended June 30,
	2022	2021	Change	% Change
	($ in millions)
Gross written premium	$126.1	$89.5	$36.6	41%
Ceded written premium	(87.9)	(66.5)	(21.4)	32%
Net written premium	$38.2	$23.0	$15.2	66%
Gross written premium increased $36.6 million, or 41%, to $126.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a 31% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 18% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $21.4 million, or 32%, to $87.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact of the change in reinsurance arrangements. The Company renewed the majority of the reinsurance contracts that expired on June 30, 2021 at terms that are very similar to the prior agreements, and decreased the overall share of proportional reinsurance from 75% of premium to 70%. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. that exceeds $60 million in losses effective July 1, 2021. Other non-proportional reinsurance contracts were renewed in 2021 with terms similar to the expired contracts.

Net written premium increased $15.2 million, or 66%, to $38.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the $36.6 million, or 41%, increase in gross written premium offset by the increase in ceded written premium of $21.4 million, or 32%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to approximately 71% for the three months ended June 30, 2022, as compared to approximately 76% for the three months ended June 30, 2021 primarily due to the change in proportional reinsurance. contracts.

	Three Months Ended June 30,
	2022	2021	Change	% Change
	($ in millions)
Gross earned premium	$106.8	$66.9	$39.9	60%
Ceded earned premium	(75.6)	(50.6)	(25.0)	49%
Net earned premium	$31.2	$16.3	$14.9	91%

Ceding Commission Income
Ceding commission income increased $4.9 million, or 46%, to $15.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $1.2 million for the three months ended June 30, 2022 and $0.2 million for the three months ended June 30, 2021. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, notes and other obligations issued or guaranteed by the U.S. Government. Net investment income for the period was primarily driven by interest rates on investment balances, and offset by investment expenses of $0.1 million.
Commission and Other Income
Commission and other income increased $1.0 million, or 91%, to $2.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to growth in premiums placed with third-party insurance companies during the period and an increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $15.1 million, or 116%, to $28.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily in line with growth in premium, increase in net retained losses due to change in proportional reinsurance contract and increased claims costs due to impact of inflation. These increases were partially offset by favorable prior period development.
Other Insurance Expense
Other insurance expense increased $4.5 million, or 87%, to $9.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to employee-related expense, including stock-based compensation, which increased by $2.6 million, or 153%, as compared to the three months ended June 30, 2021, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $1.0 million, or 77%, primarily in support of growth and expansion initiatives for new products. Credit card processing fees increased $0.6 million, or 38%, as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceding commissions increased $0.3 million, or 50%.

Sales and Marketing
Sales and marketing expense increased $3.9 million, or 12%, to $37.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Employee-related expense, including stock-based compensation, increased by $2.4 million, or 38%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion. Expense related to brand and performance advertising also increased by $0.7 million, or 3%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings.
Technology Development
Technology development expense increased $3.8 million, or 27%, to $17.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $2.4 million, or 19%, as compared to the three months ended June 30, 2021, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $0.6 million, or 67%.
General and Administrative
General and administrative expense increased $6.6 million, or 42%, to $22.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Employee-related expense, including stock-based compensation, increased by $4.4 million, or 63%, as we increased finance, legal, business operations and administrative personnel. Legal, accounting and other professional fees increased $0.8 million, or 50%, to support the compliance requirements necessary to operate as a growing global, multi-product line of business and regulated companies. Depreciation expense increased $0.8 million, or 100%, and software costs increased $0.6 million, or 86%.
Income Tax Expense
Income tax expense increased $0.2 million, or 7%, to $2.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $12.3 million, or 22%, to $67.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the factors described above.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change	% Change
	($ in millions)
Revenue
Net earned premium	$58.6	$30.1	$28.5	95%
Ceding commission income	29.5	19.6	9.9	51%
Net investment income	2.1	0.4	1.7	425%
Commission and other income	4.1	1.6	2.5	156%
Total revenue	94.3	51.7	42.6	82%
Expense
Loss and loss adjustment expense, net	52.5	29.5	23.0	78%
Other insurance expense	18.8	10.0	8.8	88%
Sales and marketing	75.3	62.2	13.1	21%
Technology development	34.7	21.1	13.6	64%
General and administrative	50.6	29.9	20.7	69%
Total expense	231.9	152.7	79.2	52%
Loss before income taxes	(137.6)	(101.0)	(36.6)	36%
Income tax expense	5.1	3.6	1.5	42%
Net loss	$(142.7)	$(104.6)	$(38.1)	36%
Net Earned Premium
Net earned premium increased $28.5 million, or 95%, to $58.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance."

	Six Months Ended June 30,
	2022	2021	Change	% Change
	($ in millions)
Gross written premium	$236.7	$165.3	$71.4	43%
Ceded written premium	(163.5)	(122.1)	(41.4)	34%
Net written premium	$73.2	$43.2	$30.0	69%
Gross written premium increased $71.4 million, or 43%, to $236.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a 31% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 18% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $41.4 million, or 34%, to $163.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. A portion of the Company’s proportional reinsurance program expired on June 30, 2021. The Company renewed the majority of the reinsurance contracts that expired on June 30, 2021 at terms that are very similar to the prior agreements, and decreased the overall share of proportional reinsurance from 75% of premium to 70%. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. that exceeds $60.0 million. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

Net written premium increased $30.0 million, or 69%, to $73.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the $71.4 million, or 43%, increase in gross written premium offset by the increase in ceded written premium for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 71% for the six months ended June 30, 2022, as compared to 76% for the six months ended June 30, 2021 primarily due to the change in proportional reinsurance contracts.

	Six Months Ended June 30,
	2022	2021	Change	% Change
	($ in millions)
Gross earned premium	$202.8	$123.1	$79.7	65%
Ceded earned premium	(144.2)	(93.0)	(51.2)	55%
Net earned premium	$58.6	$30.1	$28.5	95%

Ceding Commission Income
Ceding commission income increased $9.9 million, or 51%, to $29.5 million for the six months ended June 30, 2022 compared to six months ended June 30, 2021, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $1.7 million, or 425%, to $2.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, notes and other obligations issued or guaranteed by the U.S. Government. Net investment income for the period was primarily driven by interest rates on investment balances, and offset by investment expenses of $0.2 million.
Commission and Other Income
Commission and other income increased $2.5 million, or 156%, to $4.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to growth on premium placed with third-party insurance companies during the period and increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $23 million, or 78%, to $52.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily in line with growth in premium, increase in net retained losses due to change in proportional reinsurance contract and increased claims costs due to impact of inflation. These increases were partially offset by favorable prior period development.
Other Insurance Expense
Other insurance expense increased $8.8 million, or 88%, to $18.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to employee-related expense, including stock-based compensation, which increased by $4.7 million, or 138%, as compared to the six months ended June 30, 2021, driven by an increase in underwriting staff to support our continued growth. Professional fees and other increased $2.2 million, or 85%, primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceding commissions increased $0.7 million, or 70%.

Sales and Marketing
Sales and marketing expense increased $13.1 million, or 21%, to $75.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $5.8 million, or 13%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as a result of greater spending on search advertising and other customer acquisition channels in response to new product offerings. Employee-related expense, including stock-based compensation, increased by $5.4 million, or 43%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion.
Technology Development
Technology development expense increased $13.6 million, or 64%, to $34.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $10.7 million, or 57%, as compared to the six months ended June 30, 2021, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $1.3 million, or 81%.
General and Administrative
General and administrative expense increased $20.7 million, or 69%, to $50.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Employee-related expense, including stock-based compensation, increased by $9.5 million, or 66%, as we increased finance, legal, business operations and administrative personnel. Legal, accounting and other professional fees increased $5.0 million, or 161%, to support the compliance requirements necessary to operate as a growing global, multi-product line of business and regulated companies. Software cost increased $1.5 million, or 136%, depreciation expense increased $1.4 million, or 82%, and bad debt expense increased by $1.3 million, or 57%.
Income Tax Expense
Income tax expense increased $1.5 million, or 42%, to $5.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increased tax liability related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel.
Net Loss
Net loss increased $38.1 million, or 36%, to $142.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the factors described above.

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
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Total revenue	$50.0	$28.2	$94.3	$51.7
Adjustments:
Loss and loss adjustment expense, net	$(28.1)	$(13.0)	$(52.5)	$(29.5)
Other insurance expense	(9.7)	(5.2)	(18.8)	(10.0)
Depreciation and amortization	(0.9)	(0.2)	(1.5)	(0.5)
Gross profit	$11.3	$9.8	$21.5	$11.7
Gross profit margin (% of total revenue)	23%	35%	23%	23%
Adjustments:
Net investment income	$(1.2)	$(0.2)	$(2.1)	$(0.4)
Employee-related expense	4.3	1.7	8.2	3.4
Professional fees and other	2.2	1.3	4.7	2.6
Depreciation and amortization	0.9	0.2	1.5	0.5
Adjusted gross profit	$17.5	$12.8	$33.8	$17.8
Adjusted gross profit margin (% of total revenue)	35%	45%	36%	34%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Numerator: Adjusted gross profit	$17.5	$12.8	$33.8	$17.8
Denominator: Gross earned premium	$106.8	$66.9	$202.8	$123.1
Ratio of Adjusted Gross Profit to Gross Earned Premium	16%	19%	17%	14%

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
The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Net loss	$(67.9)	$(55.6)	$(142.7)	$(104.6)
Adjustments:
Income tax expense	$2.9	$2.7	$5.1	$3.6
Depreciation and amortization	1.5	0.8	3.0	1.7
Stock-based compensation	13.9	11.9	28.0	18.0
Transaction costs	0.5	—	1.0	—
Net investment income	(1.2)	(0.2)	(2.1)	(0.4)
Adjusted EBITDA	$(50.3)	$(40.4)	$(107.7)	$(81.7)

Liquidity and Capital Resources
As of June 30, 2022, we had $199.6 million in cash and cash equivalents and $760.0 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of June 30, 2022 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2022, cash and short-term investments held by these companies was $194.8 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2022, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2022	2021
	($ in millions)
Net cash used in operating activities	$(79.7)	$(56.5)
Net cash provided by (used in) by investing activities	$13.0	$(69.3)
Net cash provided by financing activities	$1.0	$648.1

Operating Activities
Cash used in operating activities was $79.7 million for the six months ended June 30, 2022, an increase of $23.2 million from $56.5 million for the six months ended June 30, 2021. This reflected the $38.1 million increase in our net loss, primarily offset by increases in unearned premium, unpaid loss and loss adjustment expense and funds held that exceeded the increases in premiums receivable and amounts expected to be recovered from our reinsurance partners and prepaid reinsurance premium. The increase in cash used in operating activities from the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to claim payments, settlements with our reinsurance partners, and increased spend related to growth and expansion.

Cash used in operating activities was $56.5 million for six months ended June 30, 2021. This resulted from our net loss of $104.6 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense, funds held and accrued and other liabilities partially offset by increases in prepaid reinsurance, premiums receivables and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash provided by investing activities was $13.0 million for the six months ended June 30, 2022 primarily due to proceeds from sales and maturities and offset by purchases of U.S. government obligations, corporate debt securities, short term investments, and property and equipment purchased during the period.
Cash used in investing activities was $69.3 million for the six months ended June 30, 2021 primarily due to purchases of fixed maturities and property and equipment.
Financing Activities
Cash provided by financing activities was $1.0 million for the six months ended June 30, 2022 primarily due to proceeds from stock option exercises.
Cash provided by financing activities was $648.1 million for the six months ended June 30, 2021 primarily due to proceeds received from our Follow-on Offering (as defined in Note 10 to the unaudited interim condensed financial statements included elsewhere in this Quarterly Report) and proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and for the foreseeable future. There have been no material changes as of June 30, 2022 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $959.6 million in cash and investments available at June 30, 2022. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Summary of Significant Accounting Policies” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of accounting pronouncements recently adopted and their impact to our unaudited condensed consolidated financial statements.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2022, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2022, none of our fixed maturity portfolio was unrated or rated below investment grade.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is occasionally a party to routine claims or litigation incidental to its business and has been made a party to class action litigation alleging that certain of our business practices were improper. See Note 15 - Contingencies in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
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
The net proceeds of approximately $335.6 million from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated July 1, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.1*	Property Per Risk Excess of Loss Reinsurance Contract Issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Issuers
10.2*	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	August 9, 2022	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	August 9, 2022	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	August 9, 2022	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer