Form 10-Q
period 2022-09-30
Lemonade, Inc.
filed 2022-11-09
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2022, the registrant had 69,163,813 shares of common stock, $0.00001 par value per share, outstanding.

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
•Regulators may limit our ability to develop or implement our proprietary artificial intelligence algorithms, our telematics based pricing model, and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.
•New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
•We rely on artificial intelligence, telematics, mobile technology and our digital platforms to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
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
•The insurance business, including the market for renters, homeowners, pet and automobile insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
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
•A joint investment committee consisting of our Co-Founders and an executive of SoftBank has sole voting and dispositive control over the shares owned by the entities affiliated with SoftBank Group Corp. This joint investment committee further concentrates voting power with our Co-Founders, which could limit the ability of our stockholders to influence the outcome of important transactions, including a change in control.
•We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report on Form 10-K") and in this Quarterly Report.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $722.2 million and $696.8 million as of September 30, 2022 and December 31, 2021, respectively)	$693.1	$691.4
Short-term investments (cost: $143.1 million and $110.4 million as of September 30, 2022 and December 31, 2021, respectively)	142.8	110.4
Total investments	835.9	801.8
Cash, cash equivalents and restricted cash	225.0	270.6
Premium receivable, net of allowance for credit losses of $2.7 million and $1.6 million as of September 30, 2022 and December 31, 2021, respectively	187.7	127.0
Reinsurance recoverable	136.3	89.8
Prepaid reinsurance premium	181.6	149.6
Deferred acquisition costs	7.6	6.2
Property and equipment, net	19.1	11.7
Intangible assets	35.7	0.6
Goodwill	10.9	—
Other assets	73.1	53.2
Total assets	$1,712.9	$1,510.5

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$220.6	$97.9
Unearned premium	294.1	207.7
Trade payables	1.5	1.0
Funds held for reinsurance treaties	131.7	103.1
Deferred ceding commission	43.0	36.5
Ceded premium payable	24.9	18.7
Other liabilities and accrued expenses	90.3	57.4
Total liabilities	806.1	522.3
Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 69,120,346 and 61,660,996 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,738.1	1,553.5
Accumulated deficit	(796.0)	(561.9)
Accumulated other comprehensive loss	(35.3)	(3.4)
Total stockholders' equity	906.8	988.2
Total liabilities and stockholders' equity	$1,712.9	$1,510.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Net earned premium	$50.6	$21.5	$109.2	$51.6
Ceding commission income	16.9	12.3	46.4	31.9
Net investment income	2.6	0.6	4.7	1.0
Commission and other income	3.9	1.3	8.0	2.9
Total revenue	74.0	35.7	168.3	87.4

Expense
Loss and loss adjustment expense, net	53.3	17.5	105.8	47.0
Other insurance expense	12.1	6.3	30.9	16.3
Sales and marketing	35.8	42.2	111.1	104.4
Technology development	21.4	14.3	56.1	35.4
General and administrative	40.5	19.6	91.1	49.5
Total expense	163.1	99.9	395.0	252.6
Loss before income taxes	(89.1)	(64.2)	(226.7)	(165.2)
Income tax expense	2.3	2.2	7.4	5.8
Net loss	$(91.4)	$(66.4)	$(234.1)	$(171.0)

Other comprehensive loss, net of tax
Unrealized loss on investments in fixed maturities	(5.0)	(0.8)	(23.8)	(1.2)
Foreign currency translation adjustment	(1.5)	—	(8.1)	(0.5)
Comprehensive loss	$(97.9)	$(67.2)	$(266.0)	$(172.7)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(1.37)	$(1.08)	$(3.69)	$(2.80)

Weighted average common shares outstanding—basic and diluted	66,877,100	61,580,145	63,482,945	61,086,238

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Exercise of stock options and distribution of restricted stock units	97,743	—	0.6	—	—	0.6
Stock-based compensation	—	—	14.1	—	—	14.1
Net loss	—	—	—	(74.8)	—	(74.8)
Other comprehensive loss	—	—	—	—	(15.4)	(15.4)
Balance as of March 31, 2022	61,758,739	$—	$1,568.2	$(636.7)	$(18.8)	$912.7
Exercise of stock options and distribution of restricted stock units	108,838	—	0.4	—	—	0.4
Stock-based compensation	—	—	13.9	—	—	13.9
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive loss	—	—	—	—	(10.0)	(10.0)
Balance as of June 30, 2022	61,867,577	$—	$1,582.5	$(704.6)	$(28.8)	$849.1
Issuance of common stock from acquisition of Metromile (Note 5)	6,901,934	—	137.7	—	—	137.7
Exercise of stock options and distribution of restricted stock units	350,835	—	2.3	—	—	2.3
Stock-based compensation	—	—	15.6	—	—	15.6
Net loss	—	—	—	(91.4)	—	(91.4)
Other comprehensive loss	—	—	—	—	(6.5)	(6.5)
Balance as of September 30, 2022	69,120,346	$—	$1,738.1	$(796.0)	$(35.3)	$906.8

Balance as of December 31, 2020	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	4,018,647	—	640.3	—	—	640.3
Exercise of stock options	577,162	—	6.1	—	—	6.1
Stock-based compensation	—	—	6.1	—	—	6.1
Net loss	—	—	—	(49.0)	—	(49.0)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2021	61,370,103	$—	$1,512.3	$(369.6)	$1.0	$1,143.7
Exercise of stock options	162,024	—	1.7	—	—	1.7
Stock-based compensation	—	—	11.9	—	—	11.9
Net loss	—	—	—	(55.6)	—	(55.6)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2021	61,532,127	$—	$1,525.9	$(425.2)	$0.9	$1,101.6
Exercise of stock options and distribution of restricted stock units	83,497	—	0.9	—	—	0.9
Stock-based compensation	—	—	12.7	—	—	12.7
Net loss	—	—	—	(66.4)	—	(66.4)
Other comprehensive income	—	—	—	—	(0.8)	(0.8)
Balance as of September 30, 2021	61,615,624	$—	$1,539.5	$(491.6)	$0.1	$1,048.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(234.1)	$(171.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6.8	2.5
Stock-based compensation	43.6	30.7
Amortization of discount on bonds	5.9	(1.5)
Provision for bad debt	6.4	3.8
Changes in operating assets and liabilities:
Premium receivable	(49.8)	(46.9)
Reinsurance recoverable	(32.2)	(21.8)
Prepaid reinsurance premium	(32.1)	(58.9)
Deferred acquisition costs	(1.4)	(2.5)
Other assets	(5.1)	(15.0)
Unpaid loss and loss adjustment expense	46.5	27.7
Unearned premium	71.5	79.4
Trade payables	(0.3)	1.6
Funds held for reinsurance treaties	28.6	35.0
Deferred ceding commissions	6.5	13.7
Ceded premium payable	(5.8)	11.8
Other liabilities and accrued expenses	10.6	16.7
Net cash used in operating activities	(134.4)	(94.7)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	98.8	—
Proceeds from short-term investments sold or matured	150.0	—
Proceeds from bonds sold or matured	90.0	7.9
Cost of short-term investments acquired	(118.3)	(107.5)
Cost of bonds acquired	(119.4)	(700.1)
Purchases of property and equipment	(7.5)	(7.4)
Net cash provided by (used in) investing activities	93.6	(807.1)
Cash flows from financing activities:
Proceeds from Follow-on Offering, net of underwriting discounts and commissions and offering costs	—	640.3
Proceeds from stock exercises	3.3	8.7
Net cash provided by financing activities	3.3	649.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.1)	1.0
Net decrease in cash, cash equivalents and restricted cash	(45.6)	(251.8)
Cash, cash equivalents and restricted cash at beginning of period	270.6	571.4
Cash, cash equivalents and restricted cash at end of period	$225.0	$319.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.4	$2.1

Non-cash transactions:
Warrants assumed from acquisition of Metromile	$0.8	$—
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
Risk and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact the Company. Although the Company did not see a material impact on its results of operations for the three and nine months ended September 30, 2022 and year ended December 31, 2021 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021 as included in the Company’s Annual Report on Form 10-K.
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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$222.0	$270.6
Restricted cash	3.0	—
Total cash, cash equivalents and restricted cash	$225.0	$270.6
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash relates to security deposits for an office lease in Tempe, Arizona and San Francisco, California. The carrying value of restricted cash approximates fair value.
Deferred offering costs
The Company capitalized certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs were recorded as a reduction to the carrying value of stockholders' equity, as a reduction of additional paid-in capital generated as a result of such offering. On January 14, 2021, the Company completed a Follow-on Offering of common stock, as defined and discussed in detail in Note 10, which generated net proceeds of $525.7 million, after deducting underwriting discounts and offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, and generated additional net proceeds to the Company of $114.6 million. Deferred offering costs from the Follow-on Offering amounted to $0.4 million.
Recently adopted accounting pronouncements
Leases
In February 2016, the FASB issued Leases (Topic 842) ("ASU 2016-02"), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability the balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease, and (ii) lease expense for operating leases and amortization and interest expense for financing leases, in the statement of operations. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU 2018-11, Leases ("Topic 842"), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.
The Company adopted the new standard effective January 1, 2021, using the modified retrospective transition approach which uses the effective date as the date of initial application with no adjustment to prior periods presented. There was no adjustment to the opening balance of retained earnings, as a result of the adoption.

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

5.    Acquisition of Metromile
On July 28, 2022 (the "Acquisition Date"), the Company completed its acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized auto insurance policies by the mile (the "Metromile Acquisition"). The Company acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile. As a result of the acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, upon closing of the Metromile Acquisition, the Company assumed all outstanding and unexercised options, and outstanding restricted stock units (collectively referred to as "replacement awards") as of the Acquisition Date, which were converted into corresponding awards using the same exchange ratio of 0.05263 and with substantially identical terms and conditions prior to the close of the Metromile Acquisition.

Fair value of consideration transferred for the Metromile Acquisition is as follows ($ in millions):

Metromile issued and outstanding stock exchanged for Lemonade common stock (1)	$136.9
Contingent consideration (2)	—
Metromile vested awards exchanged for Lemonade awards (3)	0.8
Total Purchase Consideration	$137.7

(1)    The fair value of 6,901,934 shares issued and exchanged for Lemonade common stock was determined based on the closing price at acquisition date of $19.84, and includes a minimal amount of cash paid in lieu of fractional shares.

(2)    Contingent consideration represents Metromile's contingently issuable shares that are convertible into Lemonade common stock in accordance with the exchange ratio as set forth in the merger agreement. In accordance with ASC 805-30-25-5, contingent consideration shall be recognized and measured at fair value as of the Acquisition Date. Given that the contingencies are not probable of being met within the contingency period, no fair value was assessed for these Metromile shares.

(3)    Fair value of replacement awards related to services rendered prior to the acquisition are included as part of purchase consideration. The unvested portion of fair value attributable to these replacement awards of $4.3 million comprised of $0.1 million for assumed options and $4.2 million for assumed restricted stock units ("RSUs"), and associated with future service will be recognized as expense over the future service period.

This Metromile Acquisition increased the Company's geographic footprint as a tech-enabled insurance provider and is expected to accelerate growth of the Lemonade car product, including other product offerings.

The Metromile Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values at the Acquisition Date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, and will not be deductible for tax purposes. Goodwill from this business combination is primarily attributable to synergies from future expected economic benefits, enhanced revenue growth from expanded capabilities and geographic presence, including cost savings from streamlined operations and enhanced operational efficiencies.

The following table presents the preliminary allocation of purchase consideration recorded on the condensed consolidated balance sheet as of the Acquisition Date ($ in millions):

Assets acquired
Fixed maturities, available for sale, at fair value	$1.8
Short-term investments	64.2
Cash, cash equivalents and restricted cash	98.8
Premiums receivable	17.4
Reinsurance recoverable	14.5
Property and equipment	4.6
Value of business acquired ("VOBA")	1.7
Intangible assets - technology	28.0
Intangible assets - insurance licenses	7.5
Other assets	14.7
Total assets acquired	$253.2
Liabilities assumed
Unpaid loss and loss adjustment expenses	$76.3
Unearned premium	15.1
Trade payables	0.8
Ceded premium payable	12.0
Other liabilities and accrued expenses	22.2
Total liabilities assumed	$126.4
Total identifiable net assets acquired	$126.8
Total purchase consideration	$137.7
Goodwill	$10.9

Estimated fair values of assets acquired and liabilities assumed from Metromile are subject to change as we obtain additional information, and will be updated and finalized within the measurement period that will not extend beyond 12 months from the Acquisition Date.

The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows ($ in millions):

	Fair Value	Weighted-Average Useful Life
Technology	$28.0	3 to 5 years
Insurance licenses	7.5	N/A
Total	$35.5

The results of operations for Metromile of $15.1 million of revenue and $20.7 million of net loss from the date of the acquisition to the period ended September 30, 2022, have been included within the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred transaction expenses of approximately $7.4 million and $8.4 million for the three and nine months ended September 30, 2022, respectively. These expenses were included in General and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021 as if the Metromile Acquisition had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the Metromile Acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Metromile.

Unaudited Pro Forma:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Total Revenue	$85.1	$64.2	$221.1	$159.1
Net loss	$(112.2)	$(90.6)	$(316.8)	$(344.7)
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•a net decrease in amortization expense that would have been recognized due to acquired intangible assets;
•an increase in the nine months ended September 30, 2022 for acquisition-related transaction costs;
•a decrease in operating revenues due to the elimination of deferred revenues and assigned no value at the Acquisition Date;
•a decrease to amortization expense due to the elimination of unamortized deferred acquisition costs;
•an increase to income due to the adjustment of the loss and loss adjustment expense reserves at fair value; and
•an increase in income due to the depreciation of ROU assets and lease expense upon adoption of ASC 842.

6.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of September 30, 2022 and December 31, 2021 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2022
Corporate debt securities	$597.3	$—	$(24.5)	$572.8
U.S. Government obligations	120.9	—	(4.6)	116.3
Municipal securities	1.2	—	—	1.2
Asset-backed securities	2.8	—	—	2.8
Total	$722.2	$—	$(29.1)	$693.1

December 31, 2021
Corporate debt securities	$593.4	$—	$(4.7)	$588.7
U.S. Government obligations	102.2	0.1	(0.8)	101.5
Municipal securities	1.2	—	—	1.2
Asset-backed securities	—	—	—	—
Total	$696.8	$0.1	$(5.5)	$691.4

Gross unrealized losses for fixed maturities was $29.1 million as of September 30, 2022 and $5.5 million as of December 31, 2021. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of September 30, 2022 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Cost or Amortized Cost	Fair Value
Due in one year or less	$251.4	$246.1
Due after one year through five years	470.8	447.0
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$722.2	$693.1

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Interest on cash and cash equivalents	$0.3	$0.1	$0.4	$0.4
Fixed maturities	1.7	0.6	3.7	0.7
Short-term investments	0.7	—	0.9	—
Total	2.7	0.7	5.0	1.1
Investment expense	0.1	0.1	0.3	0.1
Net investment income	$2.6	$0.6	$4.7	$1.0

Investment gains and losses
The Company had pre-tax net realized capital losses of $0.4 million for the nine months ended September 30, 2022. There were no pre-tax net realized capital gains or losses for the three months ended September 30, 2022, and for the three and nine months ended September 30, 2021.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Corporate debt securities	$198.4	$(7.0)	$362.6	$(17.5)	$561.0	$(24.5)
U.S. Government obligations	36.8	(0.8)	79.3	(3.8)	116.1	(4.6)
Municipal securities	0.6	—	—	—	0.6	—
Asset-backed securities	2.8	—	—	—	2.8	—
Total	$238.6	$(7.8)	$441.9	$(21.3)	$680.5	$(29.1)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Corporate debt securities	$581.9	$(4.7)	$—	$—	$581.9	$(4.7)
U.S. Government obligations	95.0	(0.8)	0.5	—	95.5	(0.8)
Municipal securities	1.2	—	—	—	1.2	—
Asset-backed securities	—	—	—	—	—	—
Total	$678.1	$(5.5)	$0.5	$—	$678.6	$(5.5)

Investments in fixed maturities with gross unrealized losses for twelve months or more was $21.3 million and less than $0.1 million for September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, 294 of the securities held were in an unrealized loss position. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investment in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investment in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and nine months ended September 30, 2022. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.

7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of September 30, 2022 and December 31, 2021 ($ in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$572.8	$—	$572.8
U.S. Government obligations	—	116.3	—	116.3
Municipal securities	—	1.2	—	1.2
Asset-backed securities	—	2.8	—	2.8
Fixed maturities	$—	$693.1	$—	$693.1
Short term investments	—	142.8	—	142.8
Total	$—	$835.9	$—	$835.9

Financial Liabilities:
Warrant Liability	$—	$—	$0.8	$0.8

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$588.7	$—	$588.7
U.S. Government obligations	—	101.5	—	101.5
Municipal securities	—	1.2	—	1.2
Asset-backed securities	—	—	—	—
Fixed maturities	$—	$691.4	$—	691.4
Short term investments	—	110.4	—	110.4
Total	$—	$801.8	$—	$801.8

Financial Liabilities:
Warrant Liability	$—	$—	$—	$—
The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2022 and during the year ended December 31, 2021.

Warrant liability
As part of the Metromile Acquisition as discussed in Note 5, public and private warrants were assumed and are measured at fair value on a recurring basis at the end of the reporting period, and classified as level 3 for fair value hierarchy disclosure purposes. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under "Other Liabilities and Accrued Expenses" on the consolidated balance sheet at fair value, with changes in fair value recognized and presented under "General and Administrative expenses" in the consolidated statement of operations and comprehensive loss. The Company utilized the binomial Monte-Carlo simulation to estimate the fair value of these warrants which are currently not actively traded as of reporting date, and are determined based on the following assumptions:

September 30, 2022
Weighted average expected term (years)	3.36
Risk-free interest rate	4.2%
Volatility	80%
Expected dividend yield	—
The following table below presents the change in fair value of the warrant liability ($ in millions):

September 30, 2022
Balance as of January 1	$—
Initial measurement of warrants liability as of July 31, 2022	0.5
Change in fair value	0.3
Balance as of September 30	$0.8

8.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the nine months ended September 30, 2022 and 2021 ($ in millions):

	Nine Months Ended September 30,
	2022	2021
Unpaid loss and LAE at beginning of period	$97.9	$46.3
Less: Reinsurance recoverable at beginning of period (1)	72.7	36.3
Net unpaid loss and LAE at beginning of period	25.2	10.0
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	106.9	47.3
Prior years	(1.1)	(0.3)
Total incurred	105.8	47.0
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	65.9	32.3
Prior years	21.9	6.3
Total paid	87.8	38.6
Unpaid loss and LAE, net of reinsurance recoverable acquired from Metromile	68.1	—
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	111.3	18.4
Reinsurance recoverable at end of period (1)	109.3	55.6
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$220.6	$74.0
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $1.1 million for the nine months ended September 30, 2022, and favorable development on net loss and LAE reserves of $0.3 million for the nine months ended September 30, 2021. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the nine months ended September 30, 2022, current accident year incurred loss and LAE included $2.2 million of net incurred loss and LAE from Hurricane Ian. The net incurred loss and LAE from Hurricane Ian as of September 30, 2022 represents the Company's best estimates based upon information currently available.
For the nine months ended September 30, 2021, current accident year incurred loss and LAE included $6.2 million of net incurred loss and LAE from the severe winter storm that affected the Company's customers in the states of Texas and Oklahoma. The net incurred loss and LAE from Winter Storm Uri as of September 30, 2021 represents the Company's best estimates based upon information currently available.

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
Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 through June 30, 2023. Under the terms of the agreement, the Company cedes 30% of premiums and losses to reinsurers.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of September 30, 2022 and December 31, 2021 consist of the following ($ in millions):

	September 30,	December 31,
	2022	2021
Lease liabilities	$36.6	$22.3
Employee compensation	11.7	5.4
Accrued advertising costs	8.6	11.2
Accrued professional fees	6.2	4.6
Premium taxes payable	5.0	5.4
Advance premium	2.7	2.0
Accrued hosting and software	1.7	0.6
Income tax payable	1.5	4.7
Accrued devices	1.0	—
Warrant liability	0.8	—
Other payables	14.5	1.2
Total	$90.3	$57.4

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
On January 14, 2021, the Company completed a Follow-on Offering of common stock (the "Follow-on Offering"), which resulted in the issuance and sale of 3,300,000 shares of common stock of the Company, and 1,524,314 shares of common stock by certain selling shareholders, and generated net proceeds to the Company of $525.7 million after deducting underwriting discounts and commissions and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock of the Company, and generated additional net proceeds of $114.6 million to the Company after deducting underwriting discounts.
On July 28, 2022, the Company completed its acquisition of Metromile in which 6,901,934 shares of Lemonade's common stock were issued to Metromile stockholders (see Note 5).
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.
Undesignated Preferred Stock
As of both September 30, 2022 and December 31, 2021, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both September 30, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2022, the 2020 Plan share pool was increased by 3,083,050 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2021. As of September 30, 2022, there were 3,109,188 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2022, there was no increase in the 2020 ESPP share pool. As of September 30, 2022, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of September 30, 2022, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
Assumed Share Option Plans
As part of the Metromile Acquisition, the Company assumed the Metromile 2011 Incentive Stock Plan ("2011 Plan") and Metromile 2021 Incentive Stock Plan ("2021 Plan") (collectively referred to as "Assumed Plans"). The equity awards assumed of 404,207 were granted from the respective Assumed Plans but will be settled in the Company's common stock (see Note 5). The remaining unallocated shares reserved under both 2011 Plan and 2021 Plan were cancelled and no new awards will be granted under these Assumed Plans.
Options granted to employees and non-employees
The fair value of each option granted for the nine months ended September 30, 2022 and 2021 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Weighted average expected term (years)	6.1	6.1
Risk-free interest rate	2.7%	1.3%
Volatility	47%	49%
Expected dividend yield	0%	0%
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

The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,573,744	$46.03	8.29	$85.86
Granted (1)	4,351,371	27.47
Exercised	(404,133)	8.16
Cancelled	(584,411)	50.66
Outstanding as of September 30, 2022	9,936,571	$39.39	8.44	$17.05
Options exercisable as of September 30, 2022	2,969,722	$27.51	6.88	$15.47
Options unvested as of September 30, 2022	6,966,849	$44.45	9.10	$1.58
(1) includes assumed options of 72,410 from the Metromile Acquisition (see Note 5)
Restricted Stock Units

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2021	335,814	$66.94
Granted (1)	1,743,224	22.59
Vested	(153,283)	41.17
Cancelled	(190,104)	27.88
Outstanding as of September 30, 2022	1,735,651	$28.38
(1) includes assumed restricted stock units of 331,797 from the Metromile Acquisition (see Note 5)
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted are included and classified in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, including assumed awards from the Metromile Acquisition for the three and nine months ended September 30, 2022, as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss and loss adjustment expense, net	$0.7	$0.3	$1.9	$1.0
Other insurance expense	0.4	0.4	1.2	0.8
Sales and marketing	1.8	1.4	5.0	3.8
Technology development	6.4	5.3	17.6	12.8
General and administrative	6.3	5.3	17.9	12.3
Total stock-based compensation expense	$15.6	$12.7	$43.6	$30.7

Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$11.9	$12.0	$35.9	$28.0
RSUs	3.7	0.7	7.7	2.7
Total stock-based compensation expense	$15.6	$12.7	$43.6	$30.7
The total unrecognized expense granted to employees and non-employees outstanding at September 30, 2022 was $109.9 million for the stock options and $46.2 million for the RSUs, with a remaining weighted-average vesting period of 1.5 years for the stock options and 1.7 years for the RSUs.

12.    Income Taxes
The consolidated effective tax rate was (3.2)% and (3.5)% for the nine months ended September 30, 2022 and 2021, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's Israel subsidiary and uncertain tax positions.
Our unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $6.8 million as of September 30, 2022, and there was none as of September 30, 2021. The increase was primarily driven by the ongoing implementation of transfer pricing policies. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. There was no accrual for interest and penalties as of September 30, 2022 and 2021. We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months upon completion of implementation of transfer pricing policies.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(91.4)	$(66.4)	$(234.1)	$(171.0)
Denominator:
Weighted average common shares outstanding — basic and diluted	66,877,100	61,580,145	63,482,945	61,086,238
Net loss per share attributable to common stockholders — basic and diluted	$(1.37)	$(1.08)	$(3.69)	$(2.80)

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

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	9,936,571	6,032,798
Unvested restricted stock	1,735,651	130,241
Warrants for common stock (1)	412,969	—
Total	12,085,191	6,163,039
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263

14.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel expenses in the amount of approximately less than $0.1 million for the three months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2022. Travel expenses were approximately less than $0.1 million for the three and nine months ended September 30, 2021.
The Company has historically leased office spaces in the United States and The Netherlands from an affiliate. Rental expense in connection with the leased space was approximately less than $0.1 million for the three and nine months ended September 30, 2022 and September 30, 2021. There were no outstanding amounts due from or to related parties as of September 30, 2022 and December 31, 2021.
The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). In connection with the Follow-on Offering as discussed in Note 10, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of September 30, 2022, there were no outstanding amounts due to or from the Lemonade Foundation.

15.    Contingencies
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. The Company has been made a party to a class action litigation alleging that certain of our business practices were improper. The Company has accrued a liability for this matter in accordance with ASC 450, Contingencies ("ASC 450"), and was settled in October 2022.
Metromile Shareholder Litigation Matter
Following the announcement of Metromile's acquisition by the Company, multiple complaints were filed against Metromile and certain former officers and directors alleging that Metromile’s disclosures concerning the transaction were incomplete. Metromile also received demands to inspect its books and records under Delaware General Corporation Law Section 220, and one stockholder commenced litigation to enforce inspection rights. All of the foregoing complaints have been voluntarily dismissed with the plaintiffs reserving their rights to seek a fee in connection with each respective litigation. The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.

16.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine, general liability and private passenger auto lines of business. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$45.9	26.4%	$29.0	24.8%	$101.3	24.7%	$70.4	25.0%
Texas	26.6	15.3%	21.7	18.6%	70.9	17.3%	55.4	19.6%
New York	19.1	11.0%	14.3	12.2%	49.8	12.1%	35.2	12.5%
New Jersey	8.9	5.1%	5.3	4.5%	20.1	4.9%	12.1	4.3%
Illinois	8.8	5.1%	5.0	4.3%	19.8	4.8%	12.1	4.3%
Georgia	6.1	3.5%	4.9	4.2%	15.5	3.8%	12.9	4.6%
Colorado	4.9	2.8%	3.1	2.7%	11.8	2.9%	6.5	2.3%
Pennsylvania	4.8	2.8%	3.3	2.8%	10.7	2.6%	7.4	2.6%
Washington	5.6	3.2%	1.8	1.5%	10.0	2.4%	3.9	1.4%
Virginia	4.4	2.5%	2.6	2.2%	9.5	2.3%	6.0	2.1%
All other	38.9	22.3%	25.8	22.2%	91.3	22.2%	60.2	21.3%
	$174.0	100.0%	$116.8	100.0%	$410.7	100.0%	$282.1	100.0%

17.    Subsequent Event
On October 14, 2022, the Company entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder”) in connection with the execution of an agency agreement on the same date between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and the Warrantholder. In connection with the Agreements, the Company issued to the Warrantholder a warrant to purchase up to 3,352,025 shares of the Company’s common stock with an exercise price of $0.01 per share, which will vest in installments on a yearly basis for a period of five years, subject to certain performance requirements. Vesting events and thresholds as specified in the Warrant Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report, Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission ("SEC"). The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
In this Quarterly Report, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the company," "our company," "the registrant," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC and Metromile Insurance Company and Metromile Insurance Services.
Our Business
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and behavioral economics, we believe we are making insurance more delightful, more affordable, more precise, and more socially impactful. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States, Europe, including the United Kingdom, and the full technology stack to power them.
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
Acquisition of Metromile
On July 28, 2022 (the "Acquisition Date"), the Company completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized auto insurance policies by the mile (the "Metromile Acquisition"). The Company acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile. Our results of operations include those of Metromile from the Acquisition Date through September 30, 2022.

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

Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 through June 30, 2023. Under the terms of the agreement, the Company cedes 30% of premiums and losses to reinsurers.

Components of our Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. Following the Metromile Acquisition on July 28, 2022, we also include gross written premium from the sale of pay-per-mile auto insurance policies within the United States. The volume of our gross written premium in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
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
Gross Earned Premium
Gross earned premium represents the earned portion of our gross written premium. Our insurance policies generally have a term of one year and premium is earned pro rata over the term of the policy. In addition, following the Metromile Acquisition, we also include earned premiums from the pay-per-mile auto insurance policies which is written for six-month terms. Premium for the policy provides a base rate per month for the entire policy term upon binding of the policy plus a per-mile rate multiplied by the miles driven each day (based on data from the telematics device, subject to a daily maximum).
Ceded Earned Premium
Ceded earned premium is the amount of gross earned premium ceded to reinsurers.
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premium is earned pro rata over the term of the policy, which is generally one year. Net earned premiums from the pay-per-mile auto insurance policies is earned over the term of the policy which is written for six-month terms
Ceding Commission Income
Ceding commission income is commission we receive based on the premium ceded to third-party reinsurers to reimburse us for acquisition and underwriting expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to other insurance expense.

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
General and Administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations, and other administrative personnel. In addition, general and administrative includes outside professional services, non-income based taxes, insurance, charitable donations, bad debt expense and allocated occupancy costs and related overhead based on headcount. Depreciation and amortization expense is also recorded as a component of general and administrative.
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

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for additional information on non-GAAP financial measures. and a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	1,775,824	1,363,754	1,775,824	1,363,754
In force premium (end of period)	$609.2	$346.7	$609.2	$346.7
Premium per customer (end of period)	$343	$254	$343	$254
Annual dollar retention (end of period)	84%	82%	84%	82%
Total revenue	$74.0	$35.7	$168.3	$87.4
Gross earned premium	$136.4	$79.6	$339.2	$202.7
Gross profit	$8.1	$11.7	$29.6	$23.4
Adjusted gross profit	$13.2	$15.2	$47.0	$33.0
Net loss	$(91.4)	$(66.4)	$(234.1)	$(171.0)
Adjusted EBITDA	$(65.7)	$(51.3)	$(173.4)	$(133.0)
Gross profit margin	11%	33%	18%	27%
Adjusted gross profit margin	18%	43%	28%	38%
Ratio of Adjusted Gross Profit to Gross Earned Premium	10%	19%	14%	16%
Gross loss ratio	94%	77%	90%	88%
Net loss ratio	105%	81%	97%	91%
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
Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:
•Gross profit, excluding net investment income and interest income, plus
•Employee-related costs, plus
•Professional fees and other, plus

•Depreciation and amortization (allocated to cost of revenue).
•See “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation, amortization, stock-based compensation, interest income (expense), net investment income, change in fair value of warrants liability, and other non-cash fair value adjustment on warrants and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change	% Change
	($ in millions)
Revenue
Net earned premium	$50.6	$21.5	$29.1	135%
Ceding commission income	16.9	12.3	4.6	37%
Net investment income	2.6	0.6	2.0	333%
Commission and other income	3.9	1.3	2.6	200%
Total revenue	74.0	35.7	38.3	107%
Expense
Loss and loss adjustment expense, net	53.3	17.5	35.8	205%
Other insurance expense	12.1	6.3	5.8	92%
Sales and marketing	35.8	42.2	(6.4)	(15%)
Technology development	21.4	14.3	7.1	50%
General and administrative	40.5	19.6	20.9	107%
Total expense	163.1	99.9	63.2	63%
Loss before income taxes	(89.1)	(64.2)	(24.9)	39%
Income tax expense	2.3	2.2	0.1	5%
Net loss	$(91.4)	$(66.4)	$(25.0)	38%

Net Earned Premium

Net earned premium increased $29.1 million, or 135%, to $50.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance."

	Three Months Ended September 30,
	2022	2021	Change	% Change
	($ in millions)
Gross written premium	$174.0	$116.8	$57.2	49%
Ceded written premium	(98.5)	(88.0)	(10.5)	12%
Net written premium	$75.5	$28.8	$46.7	162%
Gross written premium increased $57.2 million, or 49%, to $174.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a 30% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 35% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $10.5 million, or 12%, to $98.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the impact of the change in reinsurance arrangements. The Company renewed a portion of the proportional reinsurance program expired on June 30, 2021 and on June 30, 2022, which decreased the overall share of proportional reinsurance from 75% of premium to 55% effective July 1, 2022. The Company also purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed

$80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.

Net written premium increased $46.7 million, or 162%, to $75.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the $57.2 million, or 49%, increase in gross written premium offset by the increase in ceded written premium of $10.5 million, or 12%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to approximately 63% for the three months ended September 30, 2022, as compared to approximately 73% for the three months ended September 30, 2021 primarily due to the change in proportional reinsurance contracts.

	Three Months Ended September 30,
	2022	2021	Change	% Change
	($ in millions)
Gross earned premium	$136.4	$79.6	$56.8	71%
Ceded earned premium	(85.8)	(58.1)	(27.7)	48%
Net earned premium	$50.6	$21.5	$29.1	135%

Ceding Commission Income
Ceding commission income increased $4.6 million, or 37%, to $16.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $2.6 million for the three months ended September 30, 2022 and $0.6 million for the three months ended September 30, 2021. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government. Net investment income for the period was primarily driven by interest rates on investment balances, and offset by investment expenses of $0.1 million.
Commission and Other Income
Commission and other income increased $2.6 million, or 200%, to $3.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to growth in premiums placed with third-party insurance companies during the period and an increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $35.8 million, or 205%, to $53.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily in line with growth in premium, increase in net retained losses due to change in proportional reinsurance contract and increased claims costs due to impact of inflation. During third quarter of 2022, net incurred losses of $2.2 million was recorded due to Hurricane Ian, which affected our customers primarily in Florida. These increases were partially offset by favorable prior period development.

Other Insurance Expense
Other insurance expense increased $5.8 million, or 92%, to $12.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Professional fees and other increased $2.0 million, or 133%, primarily in support of growth and expansion initiatives for new products. Employee-related expense, including stock-based compensation, also increased by $1.5 million, or 63%, as compared to the three months ended September 30, 2021, driven by an increase in underwriting staff to support our continued growth. Amortization of deferred acquisition costs, net of ceding commissions increased $1.2 million, or 200%. Credit card processing fees increased $1.0 million, or 56%, as a result of the increase in customers and associated premium.
Sales and Marketing
Sales and marketing expense decreased $6.4 million, or 15%, to $35.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Expense related to brand and performance advertising also decreased by $9.0 million, or 28%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as a result of reduced spending on search advertising and other customer acquisition channels. Employee-related expense, including stock-based compensation, increased by $2.6 million, or 36%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion.
Technology Development
Technology development expense increased $7.1 million, or 50%, to $21.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $4.8 million, or 40%, as compared to the three months ended September 30, 2021, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $2.1 million, or 233%.
General and Administrative
General and administrative expense increased $20.9 million, or 107%, to $40.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Non-recurring transaction and integration costs of $7.4 million were incurred related to the Metromile Acquisition. Employee-related expense, including stock-based compensation, increased by $3.8 million, or 40%, as we increased finance, legal, business operations and administrative personnel. Depreciation expense increased $3.0 million, or 375%. Legal, accounting and other professional fees increased $1.6 million, or 107%, to support the compliance requirements necessary to operate as a growing global, multi-product line of business and regulated companies. Bad debt expense increased by $1.3 million, or 87%. Software costs increased $0.9 million, or 150%. Lemonade Giveback expense increased by $0.7 million, or 30%, as compared to the prior year period due to accrual during the quarter offset by the decrease in annual donations.
Income Tax Expense
Income tax expense increased $0.1 million, or 5%, to $2.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to increased tax liability is primarily related to change in profit before tax of our subsidiary in Israel, and uncertain tax positions.
Net Loss
Net loss increased $25.0 million, or 38%, to $91.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the factors described above.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	($ in millions)
Revenue
Net earned premium	$109.2	$51.6	$57.6	112%
Ceding commission income	46.4	31.9	14.5	45%
Net investment income	4.7	1.0	3.7	370%
Commission and other income	8.0	2.9	5.1	176%
Total revenue	168.3	87.4	80.9	93%
Expense
Loss and loss adjustment expense, net	105.8	47.0	58.8	125%
Other insurance expense	30.9	16.3	14.6	90%
Sales and marketing	111.1	104.4	6.7	6%
Technology development	56.1	35.4	20.7	58%
General and administrative	91.1	49.5	41.6	84%
Total expense	395.0	252.6	142.4	56%
Loss before income taxes	(226.7)	(165.2)	(61.5)	37%
Income tax expense	7.4	5.8	1.6	28%
Net loss	$(234.1)	$(171.0)	$(63.1)	37%
Net Earned Premium
Net earned premium increased $57.6 million, or 112%, to $109.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance."

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	($ in millions)
Gross written premium	$410.7	$282.1	$128.6	46%
Ceded written premium	(262.0)	(210.1)	(51.9)	25%
Net written premium	$148.7	$72.0	$76.7	107%
Gross written premium increased $128.6 million, or 46%, to $410.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a 30% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 35% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies.
Ceded written premium increased $51.9 million, or 25%, to $262.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. A portion of the Company’s proportional reinsurance program expired on September 30, 2021. The Company renewed a portion of the proportional reinsurance program expired on June 30, 2021 and on June 30, 2022, which decreased the overall share of proportional reinsurance from 75% of premium to 55% effective July 1, 2022. The Company also purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.

Net written premium increased $76.7 million, or 107%, to $148.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the $128.6 million, or 46%, increase in gross written premium offset by the increase in ceded written premium of $51.9 million, or 25% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 68% for the nine months ended September 30, 2022, as compared to 75% for the nine months ended September 30, 2021 primarily due to the change in proportional reinsurance contracts.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	($ in millions)
Gross earned premium	$339.2	$202.7	$136.5	67%
Ceded earned premium	(230.0)	(151.1)	(78.9)	52%
Net earned premium	$109.2	$51.6	$57.6	112%

Ceding Commission Income
Ceding commission income increased $14.5 million, or 45%, to $46.4 million for the nine months ended September 30, 2022 compared to nine months ended September 30, 2021, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $3.7 million, or 370%, to $4.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government. Net investment income for the period was primarily driven by interest rates on investment balances, and offset by investment expenses of $0.3 million.
Commission and Other Income
Commission and other income increased $5.1 million, or 176%, to $8.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to growth on premium placed with third-party insurance companies during the period and increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $58.8 million, or 125%, to $105.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily in line with growth in premium, increase in net retained losses due to change in proportional reinsurance contract and increased claims costs due to impact of inflation. During the third quarter of 2022, $2.2 million was recorded due to net incurred losses from Hurricane Ian which affected our customers primarily in Florida. These increases were partially offset by favorable prior period development.
Other Insurance Expense
Other insurance expense increased $14.6 million, or 90%, to $30.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Employee-related expense, including stock-based compensation increased by $6.3 million, or 109%, as compared to the nine months ended September 30, 2021, driven by an increase in underwriting staff to support our continued growth. Professional fees and other also increased $4.2 million, or 102%, primarily in support of growth and expansion initiatives. Credit card fees also increased $2.2 million, or 46% as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceding commissions increased $1.9 million, or 119%.

Sales and Marketing
Sales and marketing expense increased $6.7 million, or 6%, to $111.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Employee-related expense, including stock-based compensation, increased by $7.9 million, or 40%, as compared to the prior year period, driven by an increase in sales and marketing headcount to support our continued growth and expansion. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $3.2 million, or 4%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, as a result of reduced spending on search advertising and other customer acquisition channels in response to new product offerings. Software expense increased by $0.8 million, or 80%.
Technology Development
Technology development expense increased $20.7 million, or 58%, to $56.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $15.6 million, or 50%, as compared to the nine months ended September 30, 2021, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Technology tools and software expense increased by $3.3 million, or 127%.
General and Administrative
General and administrative expense increased $41.6 million, or 84%, to $91.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Employee-related expense, including stock-based compensation, increased by $13.3 million, or 55%, as we increased finance, legal, business operations and administrative personnel. Nonrecurring transaction costs and integration costs of $8.4 million were incurred related to the Metromile Acquisition. Legal, accounting and other professional fees increased $6.9 million, or 150%, to support the compliance requirements necessary to operate as a growing global, multi-product line of business and regulated companies. Depreciation expense increased $4.4 million, or 176%. Bad debt expense increased by $2.6 million, or 68%. Software cost increased $2.4 million, or 141%. Lemonade Giveback expense increased by $0.7 million, or 30%, as compared to the prior year period due to accrual during the period offset by the decrease in annual donations.
Income Tax Expense
Income tax expense increased $1.6 million, or 28%, to $7.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to increased tax liability is primarily related to change in profit before tax of our subsidiary in Israel, and uncertain tax positions.
Net Loss
Net loss increased $63.1 million, or 37%, to $234.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the factors described above.

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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income and interest income, plus fixed cost and overhead associated with our underwriting operations including employee-related expense and professional fees and other, and depreciation and amortization allocated to cost of revenue. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Total revenue	$74.0	$35.7	$168.3	$87.4
Adjustments:
Loss and loss adjustment expense, net	$(53.3)	$(17.5)	$(105.8)	$(47.0)
Other insurance expense	(12.1)	(6.3)	(30.9)	(16.3)
Depreciation and amortization	(0.5)	(0.2)	(2.0)	(0.7)
Gross profit	$8.1	$11.7	$29.6	$23.4
Gross profit margin (% of total revenue)	11%	33%	18%	27%
Adjustments:
Net investment income and interest income	$(2.9)	$(0.6)	$(5.0)	$(1.0)
Employee-related expense	3.9	2.4	12.1	5.8
Professional fees and other	3.6	1.5	8.3	4.1
Depreciation and amortization	0.5	0.2	2.0	0.7
Adjusted gross profit	$13.2	$15.2	$47.0	$33.0
Adjusted gross profit margin (% of total revenue)	18%	43%	28%	38%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Numerator: Adjusted gross profit	$13.2	$15.2	$47.0	$33.0
Denominator: Gross earned premium	$136.4	$79.6	$339.2	$202.7
Ratio of Adjusted Gross Profit to Gross Earned Premium	10%	19%	14%	16%

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation, amortization, stock-based compensation, interest income (expense), net investment income, change in fair value of warrants liability, and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Net loss	$(91.4)	$(66.4)	$(234.1)	$(171.0)
Adjustments:
Income tax expense	$2.3	$2.2	7.4	$5.8
Depreciation and amortization	3.8	0.8	6.8	2.5
Stock-based compensation	14.8	12.7	42.8	30.7
Transaction and integration costs (1)	7.4	—	8.4	—
Interest income (expense), net	(0.3)	—	(0.3)	—
Net investment income	(2.6)	(0.6)	(4.7)	(1.0)
Change in fair value of warrants liability	0.3	—	0.3	—
Adjusted EBITDA	$(65.7)	$(51.3)	$(173.4)	$(133.0)
(1) Includes $6.6 million of retention and severance costs, including $0.8 million of stock-based compensation, related to the Metromile Acquisition.

Liquidity and Capital Resources
As of September 30, 2022, we had $225.0 million in cash, cash equivalents and restricted cash and $835.9 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of September 30, 2022 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of September 30, 2022, cash and short-term investments held by these companies was $306.5 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2022, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	($ in millions)
Net cash used in operating activities	$(134.4)	$(94.7)
Net cash provided by (used in) by investing activities	$93.6	$(807.1)
Net cash provided by financing activities	$3.3	$649.0

Operating Activities
Cash used in operating activities was $134.4 million for the nine months ended September 30, 2022, an increase of $39.7 million from $94.7 million for the nine months ended September 30, 2021. This reflected the $63.1 million increase in our net loss, primarily offset by increases in unearned premium, unpaid loss and loss adjustment expense and funds held that exceeded the increases in premiums receivable and amounts expected to be recovered from our reinsurance partners and prepaid reinsurance premium. The increase in cash used in operating activities from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to claim payments, settlements with our reinsurance partners, and increased spend related to growth and expansion.
Cash used in operating activities was $94.7 million for nine months ended September 30, 2021. This resulted from our net loss of $171.0 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense, funds held and accrued and other liabilities partially offset by increases in prepaid reinsurance, premiums receivables and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash provided by investing activities was $93.6 million for the nine months ended September 30, 2022 primarily due to proceeds from sales and maturities and offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments, cash from the Metromile Acquisition, and property and equipment purchased during the period.
Cash used in investing activities was $807.1 million for the nine months ended September 30, 2021 primarily due to purchases of fixed maturities and property and equipment.
Financing Activities
Cash provided by financing activities was $3.3 million for the nine months ended September 30, 2022 primarily due to proceeds from stock option exercises.
Cash provided by financing activities was $649.0 million for the nine months ended September 30, 2021 primarily due to proceeds received from our Follow-on Offering (as defined in Note 10 - Stockholders' Equity to the unaudited interim condensed financial statements included elsewhere in this Quarterly Report) and proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and for the foreseeable future. There have been no material changes as of September 30, 2022 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,060.9 million in cash and investments available at September 30, 2022. We may also seek to raise additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on September 30, 2022, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2022, none of our fixed maturity portfolio was unrated or rated below investment grade.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
As discussed elsewhere in this Quarterly Report on Form 10-Q, we completed the Metromile Acquisition on July 28, 2022. The Metromile Acquisition was accounted for as a business combination, and the financial results of Metromile are included in our condensed consolidated financial statements for the period subsequent to the merger. The internal control over financial reporting of Metromile will be excluded from management's assessment of internal control over financial reporting as of December 31, 2022, due to timing and complexity of the merger, and based on the SEC staff guidance that allows extension of the assessment which may not extend beyond one year from the Acquisition Date. Other than the above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is occasionally a party to routine claims or litigation incidental to its business and has been made a party to class action litigation alleging that certain of our business practices were improper. See "Note 15 - Contingencies" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. Other than the following, there have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K.
We rely on artificial intelligence, telematics, mobile technology, and our digital platforms to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
We use artificial intelligence, telematics, mobile technology, and our digital platforms to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. If federal, state or international regulators or courts were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against or otherwise violates the rights of some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our ability to collect or use this data.
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
Due to Proposition 103 in California, our largest market for car insurance, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This could hinder our ability to accurately assess the risks that we underwrite in other states if they were to pass similar laws or regulations. In three other states where we currently operate, we do not use behavioral telematics data because it is either (a) permitted, but we opted out given uncertainty regarding the impact such data would have on pricing, or (b) it is voluntary (meaning the policyholder has to opt in). As we aim to be a fully national provider of insurance across 49 states and the District of Columbia in the future, we will need to comply with the rules and regulations of each market. At this time, we do not know which of our target markets prohibit, permit with conditions, or fully permit the use of behavioral telematics to set premiums, and if permitted, if this will be of benefit to us in pricing. While we are currently in discussions with regulators to allow the use of telematics to a greater extent to underwrite and price insurance policies, we cannot predict the outcome of these discussions, and there can be no assurance that state regulators will revise regulations accordingly, if at all, nor that current permissive states will further restrict the use of such data. Although there is currently limited federal and state legislation outside of California restricting our ability to collect driving behavior data, private organizations are implementing principles and guidelines to protect driver privacy. Some state regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, disparate impact, and lack of transparency associated with the use of external consumer data. Regulators may also require us to disclose the external data we use, algorithms and/or predictive matters prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.
Further, the National Association of Insurance Commissioners (“NAIC”), announced on July 23, 2020 the formation of a new Race and Insurance Special Committee (the “Special Committee”). The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening the unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that it currently uses or plans to use in the future to underwrite insurance could negatively impact our business.
Additionally, existing laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Except as previously disclosed during the third quarter of 2022, there have been no recent sales of unregistered securities.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
4.4*
Amendment No. 1 to Warrant Agreement, dated June 17, 2022, between Metromile, Inc., Continental Stock Transfer & Trust Company, as warrant agent, and American Stock Transfer & Trust Company, LLC, as successor warrant agent

10.1	Omnibus Agreement, dated as of October 14, 2022, by and between Lemonade, Inc. and Chewy Insurance Services, LLC	8-K	001-39367	10.1	10/20/2022
10.2	Warrant Agreement, dated as of October 14, 2022, by and between Lemonade, Inc. and Chewy Insurance Services, LLC	8-K	001-39367	10.2	10/20/2022
10.3	Metromile, Inc. 2021 Equity Incentive Plan	S-8	333-266362	99.2	7/28/2022
10.4	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended	S-8	333-266362	99.3	7/28/2022
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	November 9, 2022	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	November 9, 2022	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	November 9, 2022	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer