Form 10-K
period 2022-12-31
Lemonade, Inc.
filed 2023-03-03
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of $18.26 on June 30, 2022, was approximately $753,587,881.

Registrant had 69,301,430 shares of common stock outstanding as of March 3, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, the anticipated benefits of the Metromile acquisition and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

In this Annual Report, unless we indicate otherwise or the context otherwise requires, "Lemonade," the “Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, and Metromile, Inc.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses.
•Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.
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
•Regulators may limit our ability to develop or implement our proprietary artificial intelligence algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology.
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
•We are periodically subject to examinations by our primary state insurance regulator, and insurance regulators of other states in which we are licensed to operate, which could result in adverse examination findings and necessitate remedial actions. We collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customers' privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

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
•Climate risks, including risks associated with disruptions due to any transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
•Increasing scrutiny, actions, and changing expectations from investors, customers, regulators and our employees with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
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

PART I
Item 1. Business
Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and social impact, we believe we are making insurance more delightful, more affordable, and more precise. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, and the full technology stack to power them.
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and evaluating risk.
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. To lessen the volatility inherent in an industry directly impacted by the weather, we utilize several forms of reinsurance, with the goal of dampening the impact on our gross margin. The result is that excess claims are generally offloaded to reinsurers, while excess premiums can be donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers.
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
We leverage technology in everything we do. More than 93% of homeowners insurance policies in the United States are sold via agents, making a platform that finds, onboards, and digitally serves consumers end-to-end very much an outlier. Our digital substrate enables us to integrate marketing and onboarding with underwriting and claims processing, collecting and deploying data throughout, to constantly drive efficient customer acquisition, enhance the experience, and mitigate risk. This approach results in significant, rapid scale coupled with high customer satisfaction.
To align our interests with those of our customers, encourage good behavior and build a long-term relationship based on mutual trust, we endeavor to decouple our financial incentives from variability in claims. Unlike many of our competitors, we work to minimize incentives to deny legitimate claims as we aim to give back, rather than pocket, leftover monies. Our reinsurance contracts serve to lessen volatility in our operating results, as a material portion of claims are borne by our reinsurance partners. See "Risk Factors — Risks Relating to Our Business”. Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
After our customers purchase a policy, we ask them to designate a charitable cause for us to support. As a result, we believe customers are less inclined to embellish claims as they could be hurting a nonprofit they care about, rather than an insurance company they do not.
Strong retention rates and a subscription-based model create highly-recurring and naturally-growing revenue streams, and provide visibility into our top-line results. Our reinsurance construct, in turn, mitigates the bottom-line volatility inherent in traditional insurance companies, where profits quite literally depend on the weather. With our reinsurance agreements offloading residual claims, and our Giveback policy offloading residual premiums, we have two powerful ballasts that reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers.

This combination of a customer-focused onboarding experience, a customer-aligned business model, and a revenue stream that grows along with our customers' insurance needs, has created a sustainable financial model that we are proud of. Over time, we believe our platform will continue to efficiently acquire new customers and give us the ability to service their growing needs at a lower cost, and with higher satisfaction levels, than the industry at large.
Our Technology
Data Advantage
Our proprietary and entirely integrated technology stack is a key enabler of our strategy and business model. Interactions with our customers across our platform generate a trove of data, which in turn improves interactions with our customers across our platform.
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
AI Jim
AI Jim is our claims bot, and, as of December 31, 2022, 98% of the time, it is AI Jim that will take the first notice of loss from a Lemonade customer making a claim, paying the claimant or declining the claim without human intervention (and with zero claims overhead, known as loss adjustment expense, or LAE). AI Jim triages and assigns claims he is not authorized to settle, or ones where he identifies concerns, to human claims experts, analyzing each expert's specialty, qualifications, workload, and schedule to determine to whom to assign the claim. Even where human escalation is needed, AI Jim will have done much of the heavy lifting so our team can settle claims and support customers in their hour of need as quickly and smoothly as possible.
The claims process represents the most acute pain point in the insurance experience, and it is where animosity toward the industry is most commonly cultivated. Re-imagining claims for the benefit of the customer, by aligning interests and incentives and by removing friction, hassle, cost, and delays, is therefore a key driver of our leadership in customer satisfaction.
CX.AI
CX.AI is our bot platform built to understand and instantly resolve customer requests without human intervention. About 27% of all Lemonade customer inquiries are currently handled this way. Customers often require assistance pre- or post-purchase, ranging from coverage questions to making changes to their policy, such as adding a spouse, updating coverage amounts, changing payment methods, or adding newly purchased items. CX.AI uses Natural Language Processing to analyze and understand customers' requests, helping them perform a growing set of tasks.
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
Our 'behind the scenes technology' is structured within three proprietary applications: Forensic Graph, Blender, and Cooper.

Forensic Graph
Forensic Graph utilizes the combined power of behavioral economics, big data, and AI to predict, deter, detect, and block fraud throughout the customer engagement. The FBI estimates that insurance fraud in the United States (excluding health insurance fraud) costs more than $40 billion per year in increased premiums. It is a complicated problem to solve for traditional insurers, mostly due to data paucity. Forensic Graph tracks untold signals and analyzes relationships between things which may appear trivial or invisible to humans, but in which our machine learning uncovers complex multivariate links that have helped us avoid millions of dollars' worth of potential losses.
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
Growth Opportunities
Acquire more customers
About 90% of our current home and renters customers said that they were not switching to Lemonade from another carrier. We are well positioned to grow our customer base by continuing to attract first time buyers, an underserved population replenishing every year.
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

Grow within our existing customer base
As our customers move up the economic ladder and through lifecycle events, their insurance needs evolve to higher value products: renters continuously acquire more property and frequently upgrade to successively larger homes. Growing households often need car, pet, and life insurance, and additional coverage. These progressions regularly trigger orders of magnitude jumps in insurance premiums, and within states that offer all of Lemonade’s “suite of products” - Renters, Home, Car, Pet, and Life - we are seeing more and more customers have multi Lemonade policies. For example in Illinois, the first state to have all of Lemonade’s suite of products for the 12-month period, the rate of “bundling”, that is, customers who went from a single-policy to a multi-policy, is growing quarter after quarter, increasing both premium and retention. We aim to provide an unmatched user experience in order to retain customers throughout their lifespan, expanding their lifetime value without incurring any incremental costs of acquisition.
Expand to new products
Our strategy of growing with our customers also lends itself to expanding into new lines of insurance, as lifecycle events trigger the need for additional insurance products.

@25
@50
Umbrella
Life
Car
Pet
Travel
Renters
Condo
Homeowners

Our regulatory framework, technology stack, and brand are all extensible to new lines of insurance, and we anticipate that these will contribute to our growth in the future. In just the last two years, we have added life, pet and car insurance to our growing portfolio of offerings, and expect to add additional coverage types over time.
Expand to new geographies
As of December 31, 2022, we are licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington, D.C. We operate in 38 of those states and Washington, D.C., which collectively represents approximately 92% of the U.S. population. Our strong brand and unique business model drive rapid growth and allow us to quickly gain share in new markets. We also hold a pan-European license, enabling us to passport into and sell in 30 countries across Europe, and subject to the temporary permissions regime in the U.K.,and commenced operations in Germany in 2019, and in the Netherlands and France in 2020. In October, 2022, we began selling contents insurance in the United Kingdom (“UK”) on a cross border basis under the UK’s Temporary Permission Regime. We also registered two UK branches: (i) Lemonade Insurance N.V., UK

Branch and its affiliate (ii) Lemonade Agency B.V., UK Branch as part of its process to become a fully licensed insurance branch in the UK.
The Lemonade platform is inherently multilingual and agile by design, so that we can efficiently expand into new markets and new products both within the United States and internationally.
Our Product Offerings
Renters and Homeowners Insurance
We currently offer our products to renters and homeowners in the United States, contents and liability insurance in Germany, the Netherlands, France, and the United Kingdom. The insurance we offer in the United States covers stolen or damaged property, and also covers personal liability, which protects our customers if they are responsible for an accident or damage to another person or their property. In a number of states, we also offer landlord insurance policies to condo and co-op owners who rent out their property less than five times a year.
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
In the U.S., our products automatically cover all residents of a household who are related to the customer by marriage, blood, or adoption. In addition to the base coverage we offer for personal property, electronics, furniture, and clothing, our customers can purchase extra coverage to protect against accidental loss, damage, and theft, worldwide, of their jewelry, fine art, and other personal property.

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

We believe our expansion into pet insurance will allow us to further achieve our long-term strategy of growing with our young customer base by offering new insurance experiences to customers as they progress in their lifecycles. As of December 31, 2022, about 72% of our pet insurance policies were sold to new customers, and about 5% of those have already added a renters or homeowners policy to their pet policy. Customers that bundle our insurance offerings typically save money. The remaining 28% or so of pet insurance policies were sold to existing customers, whose median premium per customer grew roughly 3.7x with little to no incremental customer acquisition costs.

Car

We launched car insurance in December 2021 in Illinois, and now offer it in a handful of states. Lemonade Car insurance covers car accidents, weather damage, theft and vandalism, damage from fire, trees, or animals, glass and windshield repair, liability for bodily injury and property damage, medical expenses, roadside assistance, and reimburses drivers for expenses relating to temporary transportation when a car is being repaired, subject to certain exceptions. For each added Lemonade Car customer, we plant trees based on drivers’ mileage to help offset carbon emissions, and our product was built for drivers with low mileage and environment-friendly cars.

In July 2022, we announced the completion of the acquisition of Metromile, a pay-per-mile car insurance provider. As part of the acquisition, we received a full-stack insurance entity with 49 state licenses plus the District of Columbia, and precision data from 500 million car trips.

Life

Lemonade also provides life insurance product through an arrangement with a third-party administrator (“TPA”) which operates as an insurance agent and TPA for a third-party life and health insurance company. With Lemonade’s term life insurance offering, individuals age 18 to 60 can apply online for up to $1.5 million in coverage, for terms of 10, 15, 20, 25, and 30 years, without a medical exam or a lab test. Applicants simply answer some basic questions about their health to apply for coverage. With term life offered by Lemonade, policyholders pay a fixed annual premium for the entire term of the policy.
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
The Giveback is paid only if payment is authorized by our board of directors in its sole discretion and consistent with its duty of care. See "Risk Factors — We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition." Our 2022 Giveback for the 12 month period ended June 30, 2022 amounted to approximately 1% of earned premiums. We calculate our annual Giveback on each anniversary of our primary reinsurance contract. The Giveback is not a contractual obligation to any customer or to any cause, and customers may not take a tax deduction related to the donations.
We have informed, and intend to continue to inform, our customers of the amount donated to their selected nonprofit during each Giveback on an annual basis, details of which follow:

Giveback Year	Number of Nonprofit Organizations	Amount
2022	59	$1,873,588
2021	65	$2,303,381
2020	34	$1,128,109
2019	26	$631,540
2018	15	$162,135
Selected nonprofit organizations chosen by customers in 2022 included: Charity Water, Malala Fund, Habitat for Humanity, and many others. Although new and untested, we believe that donating a portion of the money left over after paying claims to nonprofits will discourage fraud and promote greater trust between us and our customers.
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
Proportional Reinsurance: Maximize Capital Efficiency
The low cost of capital for reinsurance companies creates an opportunity to share premiums and maintain our gross margin while dramatically reducing our capital requirements through a structure called "proportional reinsurance" (also known as "quota share reinsurance"). We currently have proportional reinsurance covering a significant proportion of our business (the "Proportional Reinsurance Contracts"). Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede, a fixed share of our premiums to our reinsurers. In exchange, these reinsurers pay us a "ceding commission" of up to 25% for every dollar ceded, in addition to funding all of the corresponding claims. This arrangement mirrors our fixed fee, and hence shields our gross margin from the volatility of claims, while boosting our capital efficiency dramatically.

Under U.S. and E.U. regulatory laws, insurance companies are required to set aside "surplus capital" in accordance with various formulae. These requirements tend to be more onerous for younger companies experiencing rapid growth, such that without reinsurance we would need to reserve as much as 50 cents for every dollar of premiums sold. Our proportional reinsurance structure shifts most of that surplus capital requirement to the reinsurer, reducing these capital requirements significantly.
Non-Proportional Reinsurance: Optimize Gross Margin
As described above, our Proportional Reinsurance Contracts provide that we cede a significant portion of our premiums to our reinsurers, pushing our capital efficiency to near maximized levels. We have opted to manage the remaining portion of our business with alternative forms of reinsurance, with a view to maximizing profitability.
These two remaining goals live in tension with one another: leaving zero "wiggle room" around our fixed fee would guarantee its stability, but would preclude our benefiting from our improving loss ratio. Conversely, any room for improved profitability would also introduce additional volatility into our business.
To balance our desire for both growing and stable gross margin, we set out to structure our remaining reinsurance such that variability in our gross margin will be largely contained, though not eliminated entirely. We believe we have achieved this through a combination of reinsurance structures known as "per risk reinsurance" and "facultative reinsurance" (the "Non-Proportional Reinsurance Contracts"). Together, these contracts reduce the maximum amount we would need to pay for any one claim.
Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. To reduce this risk, we also purchase one year property catastrophe excess protection as well as reinsurance to protect us from the peril of earthquake.
We believe our reinsurance structure achieves important goals: making us capital-light, buffering our gross margin from the vicissitudes of claims, and leaving room for our gross margin to grow.
Duration
Our goal of maximizing predictability of our results, while growing gross margin over time, led us to vary not only the terms of our reinsurance agreements, but their term, too.

The Proportional Reinsurance Contracts are issued by a consortium of five reinsurers, including Hannover Ruck SE, Lloyd’s Underwriter Syndicate No. 1084 CSL, MAPFRE Re (Spain), and Swiss Re America (US), each holding an ‘A’ or better rating from A.M. Best, and each holding a share of the agreement’s commitments. Our Non-Proportional Reinsurance Contracts are issued by a collection of reinsurers, each holding an ‘A’ or better rating from A.M. Best, have a one-year term that expired on June 30, 2022.
All told, approximately half of our book is reinsured on a three-year term through June 30, 2023, with the remainder coming up for renewal and renegotiation on an annual basis. We believe that staggering the terms this way provides an appropriate balance between maximizing predictability, and enabling us to capture more margin over time.
Investments
Our portfolio of investable assets is primarily held in cash, money market funds, and fixed income securities which includes U.S. government and government agencies obligations, corporate debt securities and asset-backed securities with relatively short durations. We manage the portfolio in accordance with the investment policies and guidelines approved by the board of directors.
We have designed our investment policy and objectives to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Furthermore, our investment policy considers our focus on ESG and prohibits investments in areas such as oil and gas, coal, tobacco, controversial weapons, and non-compliance with the United Nations Global Compact. The policy, which may change from time to time, is approved by the board of directors and is reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets. See "Note 4 —

Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report.
Competition
The homeowners, pet, car and, to a lesser extent, the renters insurance industries in which we operate are highly competitive. While we believe we are well positioned to execute our business model and reinvent insurance, we face significant competition from traditional insurance companies such as Allstate, Farmers, Liberty Mutual, State Farm, GEICO, Progressive and Travelers. Although we are tapping into markets that our competitors have struggled to reach, the incumbent insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital and more types of insurance coverage to offer, such as car, health and life insurance, than we currently do. In particular, unlike us, many of these competitors offer consumers the ability to purchase homeowners and multiple other types of insurance products and "bundle" them together, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance, pet and car insurance, we face intense competition from traditional insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion. Competitors in the car insurance space include companies such as Progressive, GEICO and Allstate.
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
As of December 31, 2022, we have 5 issued patents and 2 pending patent applications in the United States. The issued patents generally related to determining the route and parking location of a vehicle, recording trip data associated with a vehicle, and estimating the usage of a vehicle based on refueling events. The issued patents are expected to expire between September 1, 2035 and January 11, 2036. We do not own any foreign patents and do not have any foreign patent applications pending. As of December 31, 2022, we hold 120 foreign registered trademarks and 4 registered trademarks in the United States, including the Lemonade mark, have 16 foreign trademark applications pending and no U.S. trademark applications pending, and hold three copyrights in the United States, covering certain videos, texts, photographs, and artwork displayed on our mobile app and website. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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

The first step in becoming a Certified B Corp is completing a comprehensive and objective assessment of a business's positive impact on society and the environment. The assessment varies depending on the company's size (number of employees), and sector. The standards in the assessment are created and revised by an independent governing body that determines eligibility to be a Certified B Corp.
By completing a set of over 200 questions that reflect impact indicators, best practices, and outcomes, a company receives a composite score on a 200-point scale representative of its overall impact on its employees, customers, communities, and the environment. Representative indicators in the assessment range from payment above a living wage, employee benefits, charitable giving/community service, and use of renewable energy.
Recognition as a Certified B Corp currently requires that a company achieve a reviewed assessment score of at least 80. The review process includes a phone review and a random selection of indicators for purposes of verifying documentation. The assessment also includes a corporate structure review and a disclosure questionnaire, including certain practices, fines, and sanctions related to the company or its partners.
Our certification also required us to adopt the public benefit corporation structure, a step we have already completed. Once certified, every Certified B Corp must make its assessment score transparent on the independent non-profit organization's website. Acceptance as a Certified B Corp and continued certification is at the sole discretion of the independent nonprofit organization.
Human Capital Resources
Employees
As of December 31, 2022, we had 1,367 employees, 951 of whom were based in the United States and the rest of whom were based outside of the United States, primarily in Israel and the Netherlands. In the Netherlands, certain employees are subject to a collective agreement between the Dutch Association of Insurers and various trade unions. The collective agreement covers wages and terms and conditions of employment. Participation in the collective agreement is mandatory for members of the Dutch Association of Insurers, a leading association of private insurance companies operating in the Netherlands. Beyond this, to our knowledge, none of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
As of December 31, 2022, and based on public information from five competing insurance companies in the United States, we estimate that the number of customers per employee for those companies ranges from approximately 150 to approximately 450 customers per employee. We base this estimate on publicly available information, which we have adjusted for comparability. The calculation of "employees" includes insurance agents and brokers because they are a significant cost component for other insurance companies. In comparison to these competitors, our number of customers per employee was approximately 1,300 as of December 31, 2022.
Culture and Values
Our status as a Certified B Corp and our commitment to charitable giving, in particular our Giveback program distinguishes us from our competitors, with the goal of building a trusting relationship between us, our employees, and our customers. We value the power of creativity and encourage and support the sharing of ideas to enhance our business model. Like the industry in which we operate, we understand the importance and value of a community pooling its resources together for the public good. We value inclusivity, respecting differences, and seamless teamwork in every facet of our business.
In 2020, we issued 500,000 shares of common stock as the initial endowment of the Lemonade Foundation, a 501(c)(4) social welfare organization established under Arizona law. By contributing approximately 1% of our common stock to the Lemonade Foundation, we hope to promote charitable giving and other community-centric activities with a nexus to our community.
In addition, the Foundation recently launched a first of its kind blockchain based insurance product for the world’s most vulnerable farmers. The product was built with a goal of protecting subsistence farmers against the effects of climate change. Thousands of families in Kenya have already been protected by this product, and the Foundation expects to continue scaling this product in the coming months. The product was launched as part of the Lemonade Foundation Crypto Climate Coalition - in cooperation with a number of strategic partners: Hannover Re, Pula, Chainlink, Avalanche, Etherisc and DAOstack.

Diversity

We understand that strength lies in the diversity of our employees and drives the innovation behind our product. We encourage employees to bring their lived experiences, and personal strengths, to develop new ideas, improve customer experience and shape our brand. We engage with employees for ideas of nonprofits to partner with, or resources to learn more about a social issue, and their candid (and anonymous, should they choose) feedback about our workplace culture and environment. In the wake of the social justice movements, our employees founded in 2020 an internal anti-racism education group, and continued to share resources, promote racial equity, and develop anti-bias training.

Health, Safety and Wellness

As a B Corp, it is part of our legal mission to advance the health, well-being and equity of employees. To that end, employees have access to health and wellness programs, and healthcare plans.

Geographic Scope of Business

In the United States, as of December 31, 2022, Lemonade Insurance Company (“LIC”) and Metromile Insurance Company (“MIC”) are licensed to sell our insurance products in the following states:

Licensed | Selling | None

State	Renters	Home	Pet	Car	Life
AK	None	None	Licensed	Licensed	Selling
AL	Licensed	Licensed	Selling	Licensed	Selling
AR	Selling	Licensed	Selling	Licensed	Selling
AZ	Selling	Selling	Selling	Selling	Selling
CA	Selling	Selling	Selling	Selling	Selling
CO	Selling	Selling	Selling	Licensed	Selling
CT	Selling	Selling	Selling	None	Selling
DC	Selling	Selling	Selling	Licensed	Selling
DE	Licensed	Licensed	Licensed	Licensed	Selling
FL	Selling	Licensed	Selling	Licensed	Selling
GA	Selling	Selling	Selling	Licensed	Selling
HI	Licensed	Licensed	Licensed	None	Selling
IA	Selling	Selling	Selling	Licensed	Selling
ID	None	None	None	Licensed	Selling
IL	Selling	Selling	Selling	Selling	Selling
IN	Selling	Selling	Selling	Licensed	Selling
KS	None	None	None	Licensed	Selling
KY	Licensed	Licensed	Licensed	Licensed	Selling
LA	Licensed	Licensed	Licensed	Licensed	Selling
MA	Selling	Selling	Selling	Licensed	Selling
MD	Selling	Selling	Selling	Licensed	Selling
ME	Licensed	Licensed	Licensed	Licensed	Selling
MI	Selling	Selling	Selling	Licensed	Selling
MN	None	None	None	Licensed	Selling
MO	Selling	Selling	Selling	Licensed	Selling
MS	Licensed	Licensed	Selling	Licensed	Selling
MT	Licensed	Licensed	Selling	Licensed	Selling
NC	None	None	Selling	Licensed	Selling
ND	Licensed	Licensed	Selling	Licensed	Selling
NE	None	None	Selling	Licensed	Selling
NH	Licensed	Licensed	Selling	Licensed	Selling
NJ	Selling	Selling	Selling	Selling	Selling
NM	Selling	Licensed	Selling	Licensed	Selling
NV	Selling	Selling	Selling	Licensed	Selling
NY	Selling	Selling	Selling	Licensed	None
OH	Selling	Selling	Selling	Selling	Selling
OK	Selling	Selling	Selling	Licensed	Selling
OR	Selling	Selling	Selling	Selling	Selling
PA	Selling	Selling	Selling	Selling	Selling
RI	Selling	Selling	Selling	Licensed	Selling
SC	Licensed	Licensed	Selling	Licensed	Selling
SD	Licensed	Licensed	Licensed	Licensed	Selling
TN	Selling	Selling	Selling	Selling	Selling
TX	Selling	Selling	Selling	Selling	Selling
UT	Licensed	Licensed	Selling	Licensed	Selling
VA	Selling	Selling	Selling	Selling	Selling
VT	Licensed	Licensed	Licensed	Licensed	Selling
WA	Selling	Selling	Selling	Selling	Selling
WI	Selling	Selling	Selling	None	Selling
WV	Licensed	Licensed	None	Licensed	Selling
WY	Licensed	Licensed	Licensed	Licensed	Selling

We also currently hold a pan-European license, which enables us to sell in 30 countries across Europe, and subject to the temporary permissions regime in the U.K. We commenced operating in Germany in 2019, in the Netherlands and France in 2020, and in the U.K. in 2022.

Seasonality
For information regarding the seasonality of our business, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
Regulation of our Business

Insurance Regulation

Certain of our U.S. insurance subsidiaries are regulated by insurance regulatory authorities in the states in which we operate. State insurance laws and regulations generally are designed to protect the interests of customers, consumers, and claimants rather than stockholders or other investors. State regulation generally have broad administrative power with respect to all aspects of the insurance business. The regulatory requirements and restrictions include, among others, the following:

•approval of policy forms and premium rates;
•approval for intercompany service agreements;
•advertising, marketing, and trade practices; and
•restrictions on the ability of our regulated insurance subsidiaries to pay dividends to us or enter into certain related party transactions

Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. Recently, state insurance regulators have been scrutinizing the industry’s practices with respect to the collection and uses of consumer data.

Required Licensing

Our regulated U.S. insurance subsidiaries are domiciled and admitted in the states of New York and Delaware. Under a provision of the California Insurance Code, MIC is deemed “commercially domiciled” in California, meaning that the California Department of Insurance is entitled to regulate certain aspects of MIC’s business as if it were actually domiciled in California.

LIC, MIC, Lemonade Insurance Agency, LLC, Lemonade Life Insurance Agency, LLC, Lemonade E&S Insurance Agency, LLC and Metromile Insurance Services LLC must apply for and maintain licenses to provide and sell insurance in those jurisdictions in which they transact insurance businesses.

Our insurance company and insurance producer subsidiaries are required to adhere to myriad laws and regulatory requirements. The insurance regulators in the states in which our subsidiaries do the business of insurance are empowered to conduct on-site visits and examine the financial affairs and market conduct practices of those entities. Insurance regulators have broad administrative powers to impose monetary penalties and/or restrict or revoke licenses to transact business for violations of applicable laws and regulations.

Restrictions on Paying Dividends

We are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our subsidiaries. Applicable insurance laws restrict the ability of our regulated insurance subsidiaries to declare stockholder dividends. Applicable insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus.

Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted to be made by our insurance subsidiaries. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.

Investment Regulation

LIC is subject to New York’s insurance laws and MIC is subject to Delaware and California’s laws regarding the composition of their investments. Those laws generally require diversification of their investment portfolios and limits on the amount of their investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require those companies to sell those investments.

Licensing of Our Employees and Adjusters

In most states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and are not required to be licensed agents. As of December 31, 2022, 365 employees were required to maintain and did maintain requisite licenses for these activities in most states in which we operate.

Enterprise Risk, Cybersecurity, and Other Recent Developments

The National Association of Insurance Commissioners (“NAIC”) has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. Among other things, the NAIC’s model, when adopted, requires the ultimate controlling person of an insurance company to submit an annual enterprise risk management report that describes the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Recently, the NAIC has developed model laws requiring annual reports concerning the nature of corporate governance within an insurance holding company.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”) to require domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. When the ORSA Model Act is adopted by a particular state, it imposes more extensive filing requirements on parents and affiliates of domestic insurers. Delaware has adopted its version of the ORSA Model Act and New York has implemented portions of the ORSA Model Act.

In the course of our business, we collect and maintain confidential and personal information. As a result, we are subject to U.S. federal and state privacy and data security laws and regulations that, among other things, require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure. For example, in 2017, the NYDFS adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. Additionally, in 2017 the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

California has enacted legislation restricting the use of automated systems to communicate with people online. California enacted a statute making it unlawful for any person to use a bot to communicate with another person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase or sale of goods or services in a commercial transaction. The statute provides that a person using a bot will not be liable under the statute if the person discloses that it is a bot. See “Risk Factors — Risks Relating to Our Business — New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.”

GDPR

The General Data Protection Regulation (E.U.) 2016/679 (the “GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the European Union and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “U.K. GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the U.K.. In addition, the GDPR/U.K. GDPR may apply to our activities that involve the processing of personal data of individuals in the European Union or U.K. to whom we offer our products or services. The GDPR/U.K. GDPR could also apply to our business if we were to monitor the activities of individuals in the European Union or U.K.. As we expand into Europe or U.K., the compliance obligations under the GDPR/U.K. GDPR (as set out above) will become more significant. See “Risk Factors — Risks Relating to Our Business — We may face particular privacy, data security, and data protection risks as we continue to expand into Europe or U.K. in connection with the GDPR/U.K. GDPR and other data protection regulations.”

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

Credit for Reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral. We ensure that LIC and MIC are able to take full financial statement credit for their reinsurance.

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

Risk-Based Capital

Risk-based capital laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use risk-based capital to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. Our regulators in New York, Delaware and California require annual reporting to confirm that LIC and MIC hold in excess of the minimum amount of risk-based capital necessary for their operations. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Failure to maintain risk-based capital at the required levels could adversely affect the ability of LIC and MIC to maintain the regulatory approvals necessary to conduct their businesses. As of December 31, 2022, LIC maintained a risk-based capital level of 376% and MIC maintained a risk-based capital level of 440%.

IRIS Ratios

The NAIC Insurance Regulatory Information System (“IRIS”) is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The statistical phase highlights those insurers that merit the highest priority in the allocation of the state insurance regulators’ resources. The ratios are not, in themselves, indicative of adverse financial conditions. The analytical phase is a review of the annual statements, financial ratios, and other automated solvency tools. An insurance company may fall out of the usual range for one or more ratios for any number of reasons and a ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention.

Statutory Accounting Principles

Statutory accounting principles (“SAP”) is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to customers. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our regulated insurance subsidiaries may pay to us as dividends and differ somewhat from U.S. Generally Accepted Accounting Principles (“GAAP”), which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part on best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.

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

European Regulation

Our European insurance entities consist of Lemonade Insurance N.V., Lemonade Agency B.V. and Lemonade B.V. Lemonade Insurance N.V. is a licensed non-life insurer established in the Netherlands and is subject to key financial rules and regulations including the Second European Solvency Directive 2009/138/EC (as amended, the “Solvency II Directive”); Commission Delegated Regulation (EU) 2015/35 (as amended, the “Delegated Regulation”, together with the Solvency II Directive referred to as the “Solvency II Regulations”); the implementing technical standards and regulatory technical standards issued by the European Insurance and Occupational Pensions Authority (“EIOPA”); the European Insurance Distribution Directive (Directive (EU) 2016/97, “IDD”); the Dutch Financial Supervision Act (Wet op het financieel toezicht, “DFSA”) and the lower rules and regulations promulgated thereunder; the International Financial Reporting Standards as adopted by the European Union ("IFRS-EU"); and national regulations, as well as local conduct of business requirements, in each of the jurisdictions in which it operates. Currently, the European Commission is preparing for a review of the Solvency II Directive. Lemonade Agency B.V. is subject to the IDD, the DFSA and national regulations, as well as local business conduct requirements, in each of the jurisdictions in which it operates. Lemonade B.V. is an insurance holding company within the meaning of article 212 of the Solvency II Directive, as implemented in article 1:1 DFSA.

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

Financial and other Regulators

Lemonade Insurance N.V. is subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, “DNB”) as the supervisory authority of its home member state. In addition, it is subject to supervision by the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, “AFM”). The AFM is the regulator tasked with conduct supervision relating to Lemonade Insurance N.V.’s Dutch activities. The German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “BaFin”), as the supervisory authority of a host member state. BaFin is the competent regulator tasked with the supervision of Lemonade Insurance N.V.’s compliance with German regulations and conduct requirements. The French Autorité de Contrôle Prudentiel et de Résolution, "ACPR", which is charged with preserving the stability of the financial system and protecting the customers, insurance policyholders, members and beneficiaries of the persons that it supervises, and Organisme pour le Registre des Intermédiaires en Assurance, "ORIAS", an association under the supervision of the Treasury

Department in France and in charge of approving insurance intermediaries operating on the French market; the Bank of England’s Prudential Regulation Authority (“PRA”) in charge of prudentially regulating and supervising financial services firms operating in the UK; the British Financial Conduct Authority (“FCA”), whose role includes protecting consumers, keeping the industry stable, and promoting healthy competition between financial service providers.

Lemonade Agency B.V. is subject to supervision by the AFM. Lemonade B.V. as parent and Lemonade Insurance N.V. as subsidiary is an E.U. sub-group within the meaning of Article 213(2)(b) of Solvency II, as implemented in article 3:285 (2) DFSA. Lemonade B.V. is subject to group supervision by DNB under the Solvency II Directive. The relevant EU supervisory body for insurers, EIOPA, has limited supervisory powers in the Netherlands, however it plays an important role in drafting and issuing technical standards and preparing guidance relating to various European directives and regulations. EIOPA aims to accomplish efficient and harmonized financial supervision across the European Union.

Lemonade Agency B.V. is subject to supervision by the AFM. Lemonade B.V. as parent and Lemonade Insurance N.V. as subsidiary is an E.U. sub-group within the meaning of Article 213(2)(b) of Solvency II, as implemented in article 3:285 (2) DFSA. Lemonade B.V. is subject to group supervision by DNB under the Solvency II Directive. The relevant EU supervisory body for insurers, EIOPA, has limited supervisory powers in the Netherlands, however it plays an important role in drafting and issuing technical standards and preparing guidance relating to various European directives and regulations. EIOPA aims to accomplish efficient and harmonized financial supervision across the European Union.

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

Both Lemonade Insurance N.V. and Lemonade Agency B.V. operate in the UK subject to the temporary permissions regime in accordance with which certain European Economic Area based firms may continue to operate in the UK for a limited period following the UK’s departure from the European Union. See Required Licensing section below for a description.

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

Required Licensing

Our subsidiary Lemonade Insurance N.V. is licensed and supervised by the insurance supervision division of DNB as a Solvency II non-life insurance company. DNB, as the supervisory authority of its home member state, has permitted us to sell in other European countries, such as Germany and France, on a Freedom of Services basis. In general, in addition to continuing to meet the threshold conditions to authorization, Lemonade Insurance N.V. and Lemonade Agency B.V. are obliged to comply with European regulations, European directives (in as far as these directives have direct effect in the Netherlands or other European member states in which our subsidiaries do business), the DFSA and the lower regulations set out thereunder, and other national regulations, all of which contain detailed rules covering, among other things, systems and controls, conduct of business, and prudential (i.e. capital and solvency) requirements.

Lemonade Insurance N.V. launched its first product in the UK market in October 2022. Following the departure of the UK from the European Union, European Economic Area firms may continue to operate in the UK for a limited period subject to a temporary permissions regime (the ‘Temporary Permissions Regime’). As such, Lemonade Insurance N.V. operates in the UK as a firm registered in the Netherlands (under Registered No. 846181) authorized and regulated by the DNB, deemed authorized by the Prudential Regulation Authority. Subject to regulation by the Financial Conduct Authority and limited regulation by the Prudential Regulation Authority. The nature and extent of consumer protections may differ from those for firms based in the UK. Details of the Temporary Permissions Regime, which allows EEA-based firms to operate in the UK for a limited period while seeking full authorization, are available on the Financial Conduct Authority’s website. The firm has registered a branch establishment in the UK and submitted an application for third country branch authorization in accordance with Part 4A of the Financial Services and Markets Act 2000 of the UK in order to allow it to continue to operate in the UK on a permanent basis.

Additional Information

Our internet website address is www.lemonade.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, (the “SEC”). Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report, before deciding to invest in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Unless the context indicates otherwise, references in this section to the “merger” or “mergers” refer to the acquisition consummated on July 28, 2022 pursuant to the terms of that certain Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.
Risks Relating to Our Business
We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 2015 and had an accumulated deficit of $859.7 million and $561.9 million as of December 31, 2022 and December 31, 2021, respectively. We incurred net losses of $297.8 million and $241.3 million in the years ended December 31, 2022 and December 31, 2021, respectively. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our user base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results and financial condition could be harmed.
We have experienced significant customer growth since we commenced operations; however, we may not be able to maintain this growth and thus, our customer base could stop growing or even shrink over time.
Our ability to attract new customers and retain existing customers depends, in large part, on our ability to continue to be perceived as providing delightful and superior insurance-buying and claims- filing customer experiences, competitive pricing, and adequate insurance coverage. In order to maintain this perception, we may be required to incur significantly higher marketing and advertising expenses, costs related to improving our service, and lower margins in order to attract new customers and retain existing customers. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely affected.
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
Our business model is predicated on behavioral economics. Under our model, excess premiums can be donated to nonprofits selected by our customers as part of our annual 'Giveback'. While we designed our business model to attract users, align our incentives with those users, discourage fraudulent claims and allow us to offer competitive pricing, our business model may not operate as intended over time and on a larger scale. For example:

•Our commitment to charitable giving through our Giveback program may not align our interests with those of our customers or prospective customers to the extent anticipated. Moreover, our commitment to charitable giving may not resonate with our existing customers or may fail to attract new customers.
•The amount contributed to nonprofits may be viewed as insufficient by existing or new customers. Furthermore, there may be insufficient money remaining after paying claims to make charitable contributions.
•See "Business — Our Vertically-Integrated Platform — Reinsurance." False claims or higher than expected claims could cause reinsurers to charge higher rates, refuse to provide reinsurance or provide reinsurance on less favorable terms. While we have implemented control procedures to detect false claims, such procedures may not prevent such claims from being filed or prevent a sufficient number of them from being paid out.
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
Our revenue grew from $94.4 million for the year ended December 31, 2020, $128.4 million for the year ended December 31, 2021, to $256.7 million for the year ended December 31, 2022. Our total employees grew from 567 as of December 31, 2020, to 1,119 as of December 31, 2021, and to 1,367 as of December 31, 2022. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers' insurance- buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
The renters and homeowners insurance market is highly competitive with carriers competing through product coverage, reputation, financial strength, advertising, price, customer service and distribution.
While we face limited direct competition from traditional insurance companies for first-time renters, we face significant competition from traditional insurance companies for homeowners, car and life. Competitors include companies such as Allstate, Farmers, Liberty Mutual, State Farm, GEICO, Progressive and Travelers. These companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, and additional access to capital. Our future growth will depend in large part on our ability to grow our homeowners insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer consumers the ability to purchase renters, homeowners and multiple other types of insurance coverage and "bundle" them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters, homeowners, pet, life and car insurance, we could face intense competition from insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion. Competitors in the car insurance space include companies such as Progressive, GEICO and Allstate. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all.
We currently face competition by technology companies in the markets in which we operate. There are various technology companies that have recently started operating in adjacent insurance categories that may in the future offer renters, homeowners, pet, life and car insurance products. Technology companies may in the future begin operating and offering products at better and more competitive pricing than us, which could cause our results of operations and financial condition to be materially and adversely affected. In addition, traditional insurance companies may seek to adapt their businesses to sell insurance and process claims using technology similar to ours. Given their size, resources, and other competitive advantages, they may be able to erode any market advantage we may currently have over them.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our insurance subsidiaries, LIC and MIC, obtains reinsurance to help manage its exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
We currently have proportional reinsurance contracts covering a significant portion of our business. Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede," a fixed share of our premiums to our reinsurers. In exchange, these reinsurers pay us a "ceding commission" of up to 25% for every dollar ceded, in addition to funding all of the corresponding claims. This arrangement mirrors our fixed fee, and shields our gross margin from the volatility of claims, while improving capital efficiency. We have opted to manage the remaining portion of our business with alternative forms of reinsurance. We have achieved this through the Non-Proportional Reinsurance Contracts. Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. To reduce risk, on July 1, 2022, we entered into a one year property catastrophe excess of loss treaty. We also purchase reinsurance to protect us from the peril of earthquake. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model. See "Business — Our Vertically-Integrated Platform — Reinsurance."
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

Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.
We must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The National Association of Insurance Commissioners ("NAIC") has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Moreover, as a new entrant to the insurance industry, we may face additional capital requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct its business. See "Regulation — Risk-Based Capital."
If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.
Our ability to attract and retain customers and therefore increase our revenue depends on our ability to successfully expand our product offerings. While we have historically concentrated our efforts exclusively on the renters and homeowners insurance market, we launched pet insurance in 2020, and life and car insurance in 2021, in order to achieve our long-term growth goals. Our success in the renters and homeowners insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings or the states in which we offer them. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the renters, homeowners, pet, life and car insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.
Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers. Moreover, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination.
We utilize the data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. Similarly, we use proprietary artificial intelligence algorithms to process many of our claims. The data that we gather through our interactions with our customers is evaluated and curated by proprietary artificial intelligence algorithms. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims. Additionally, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability. State legislatures and insurance regulators have shown increasing concern about the use of artificial intelligence and the potential for discrimination in the underwriting process. For example, in 2022, both the California and Connecticut Departments of Insurance issued bulletins advising insurers of their obligations related to unfair discrimination when using big data and artificial intelligence. We cannot predict what, if any, limitations state legislatures and insurance regulators may place on the use of artificial intelligence. Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.

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
Existing and new legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
State and federal lawmakers, and insurance regulators are focusing upon the use of AI broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of AI, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated and non-automated tools and technologies to communicate with wireless telephone subscribers or consumers generally.
For example, in the United States, the CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act (TCPA) places restrictions on making outbound calls, faxes, and SMS text messages to consumers using certain types of automated or prerecorded technology or that involve marketing. Among other restrictions under the TCPA, with respect to phone calls and text messages, prior express consent, and in the case of certain marketing messages, prior express written consent, of consumers may be required before sending certain outbound calls or text messages. While we strive to be compliant with these and similar laws, we could face allegations that we have violated the TCPA, CAN-SPAM Act, or similar laws, rules and regulations, and even if these allegations are without merit, we could face lawsuits and related defense costs, liability (such as fines, damages, consent decrees, and injunctions), harm to our reputation and other losses that could harm our business.
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
We rely on artificial intelligence, telematics, mobile technology, and our digital platforms to collect data that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
We use artificial intelligence, telematics, mobile technology, and our digital platforms to collect data that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. If federal, state or international regulators or courts were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against or otherwise violates the rights of some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our ability to collect or use this data.

State legislatures and insurance regulators have also shown interest in the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The National Association of Insurance Commissioners (“NAIC”) adopted Artificial Intelligence Principles in August 2020, and a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, including bulletins issued in 2022 by the California and Connecticut Departments of Insurance advising insurers of their obligations related to unfair discrimination when using big data and artificial intelligence.
Due to Proposition 103 in California, our largest market for car insurance, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This could hinder our ability to accurately assess the risks that we underwrite in other states if they were to pass similar laws or regulations. In three other states where we currently operate, we do not use behavioral telematics data because it is either (a) permitted, but we opted out given uncertainty regarding the impact such data would have on pricing, or (b) it is voluntary (meaning the policyholder has to opt in). As we aim to be a fully national provider of insurance across 50 states and the District of Columbia in the future, we will need to comply with the rules and regulations of each market. At this time, we do not know which of our target markets prohibit, permit with conditions, or fully permit the use of behavioral telematics to set premiums, and if permitted, if this will be of benefit to us in pricing. While we are currently in discussions with regulators to allow the use of telematics to a greater extent to underwrite and price insurance policies, we cannot predict the outcome of these discussions, and there can be no assurance that state regulators will revise regulations accordingly, if at all, nor that current permissive states will further restrict the use of such data. Although there is currently limited federal and state legislation outside of California restricting our ability to collect driving behavior data, private organizations are implementing principles and guidelines to protect driver privacy. Some state regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, disparate impact, and lack of transparency associated with the use of external consumer data. Regulators may also require us to disclose the external data we use, algorithms and/or predictive matters prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.

Further, the National Association of Insurance Commissioners (“NAIC”), announced on July 23, 2020 the formation of a new Race and Insurance Special Committee (the “Special Committee”). The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening the unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of car insurance. Any new unfair discrimination legislation that would prohibit us from using data that it currently uses or plans to use in the future to underwrite insurance could negatively impact our business.

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

There is also increasing focus on regulating the use of artificial intelligence and machine learning in Europe. The European Commission published its proposal for a regulation on artificial intelligence on April 12, 2021 (the “E.U. AI Act”), a comprehensive risk-based governance framework for the use of artificial intelligence. The E.U. AI Act is in the early stages of the legislative process but our use of artificial intelligence will likely fall within the scope of the E.U. AI Act once in force, and as such, we will have to ensure our operations are compliant with its requirements, including obligations around transparency, conformity assessments, monitoring, risk assessments, human oversight, security and accuracy. In addition, the European Commission also proposes to update the civil liability regime in the E.U. in relation to the use of artificial intelligence, though these updates are not in force and like the E.U. AI Act is also in the early stages of the legislative process. Following these updates, claimants will be able to bring a claim against operators of artificial intelligence more easily in the case of fault and strict liability will be imposed on artificial intelligence providers for changes made to an artificial intelligence enabled product once the product is already on the market (such as software updates). Once finalized the regulatory framework will require us to make changes to the way we provide our services, require additional compliance measures, lead to substantial costs to ensure compliant practices and could adversely affect our business, operations and financial conditions.

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
To the extent that our capital is insufficient at any point in time to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, the availability of reinsurance, as well as market disruptions and other developments.
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
We currently offer our products through our website and online app using Amazon Web Services ("AWS") data centers, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. If our data centers or related systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers or damage to our reputation. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website and online app. We may not carry sufficient business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions and provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Termination of the AWS agreement may harm our ability to access data centers we need to host our website and online app or to do so on terms as favorable as those we have with AWS.
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
We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions. In addition, insurance regulators of other states in which we are licensed to operate may also conduct examinations or other targeted investigations, which may also result in adverse examination findings and necessitate remedial actions.
As a New York State-domiciled insurance company, our primary insurance regulator responsible for our supervision and examination is the NYDFS. Periodically, the NYDFS performs examinations of insurance companies under its jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities. A financial condition examination by NYDFS of Lemonade Insurance Company which began on October 28, 2019 was completed on June 23, 2020, and the findings did not necessitate any significant or material remedial actions. These periodic examinations provide the NYDFS a significant opportunity to review and scrutinize our business. If, as a result of any examination, the NYDFS determines that our financial condition, capital resources, or other aspects of any of our operations are less than satisfactory, or that we are in violation of applicable laws or regulations, the NYDFS may require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action. We cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions, if any, resulting from any examination, or the associated costs of such remedial actions or regulatory scrutiny. In addition, insurance regulators of other states in which we are licensed to operate periodically conduct financial condition or market conduct examinations or other targeted investigations. We have been subject to, and may in the future be subject to, such examination and investigations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from these examinations or investigations could have a material adverse effect on our business, reputation, financial condition or results of operations. MIC is subject to a financial examination by the Delaware Department of Insurance every five years, under which it will review the MIC’s financials, including its relationships and transactions with affiliates. The Delaware Department of Insurance may also conduct special or targeted examinations to address particular concerns or issues at any time. The Delaware Department of Insurance completed MIC's second financial examination covering the period January 1, 2018 through December 31, 2020, with no findings in the exam report. Insurance regulators of other states in which MIC is licensed may also conduct examinations, There are ongoing examinations by the California Department of Insurance and the New Jersey Department of Banking and Insurance. The results of each examination can give rise to fines and monetary penalties as well as regulatory orders requiring remedial, injunctive, or other corrective action.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents' right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act or the federal Driver's Privacy Protection Act. The definition of "personal information" in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver's Privacy Protection Act or the California Financial Information Privacy Act exemption. Further, the CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action increases the likelihood of, and risks associated with, data breach litigation.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was recently passed in California and expands the scope of the CCPA and creates new consumer privacy rights for California residents, including rights to correct personal information. Further, the CPRA imposes additional obligations on businesses to implement data retention and minimization practices contractually limit the use of personal information by service providers and contractors, perform cybersecurity audits and risk assessments, and implement reasonable security. The CPRA also permits consumers to opt out of the sharing of personal information for use in behavioral advertising, which may impact our ability to market our products and services. The CPRA also establishes the California Privacy Protection Agency, which is the first data privacy regulator in the U.S., to enforce the CPRA. The CPRA strengthens some of the enforcement authority established under the CCPA and could result in increased enforcement actions and fines. We may incur additional costs associated with compliance efforts leading up to the effective date.
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
As we continue to expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the GDPR and other data protection regulations. The GDPR and the UK GDPR impose comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data” , including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data (including by way of our algorithms). In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws and the GDPR, and the risk of litigation and regulatory enforcement actions. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically, including those imposed by the NYDFS. See "Business - Regulation."
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
We may face particular privacy, data security, and data protection risks as we continue to expand into Europe and the UK in connection with the GDPR, UK GDPR, and other data protection regulations.
The GDPR/UK GDPR (herein after referred to as GDPR) applies to the processing of personal data by our business in the context of our establishments in the European Union and/or the UK.. In addition, all portions of our business established outside the European Union may be required to comply with the requirements of the GDPR with respect to the offering of products or services to individuals in the European Union or UK. The GDPR could also apply to our establishments of business outside the European Union if we were to monitor the activities of individuals in the European Union or become established in the European Union/UK. The GDPR and UK GDPR increases the maximum level of fines for the most serious compliance failures to the greater of four percent of annual worldwide turnover or €20,000,000/ GBP17,500,000, respectively.
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

While the CJE.U. upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJE.U. went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

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
In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the "e-Privacy Directive") governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the European Union. The ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation, which is still under development and is expected to replace current national laws that implement the ePrivacy Directive. As agreement of the final text of ePrivacy Regulation has been significantly delayed, various E.U. Data Protection Authorities have published guidance clarifying that opt-in consent is now required in respect of cookies used for marketing and in most cases analytics (the position on the use of first-party cookies for analytics is not clear) and Data Protection Authorities are beginning to enforce these rules. Recent European court and regulator decisions are also driving increased attention to cookies and tracking technologies. The decline of cookies or other tracking technologies as a means to identify and target potential purchases may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.
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
Our success depends upon the continued service of Daniel Schreiber, our co-founder, Co-Chief Executive Officer and a member of our board of directors, and Shai Wininger, our co-founder, Co-Chief Executive Officer and a member of our board of directors (collectively with Mr. Schreiber, our "Co-Founders"), and senior management team, highly-specialized insurance experts and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of either of our Co-Founders or any other member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We face significant competition for personnel, particularly in New York, where our headquarters is located and in Tel Aviv, where many of our technical employees are located. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members and new team members as a result of the merger with Metromile, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations and financial condition.
If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.
Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, Lemonade Insurance Agency, LLC or Metromile Insurance Services LLC could be found liable, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.

We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.

We maintain offices in Israel and some of our officers, employees and directors are located in Israel, including our Co-Founders and some of our product development staff, help desk and online sales support operations. As of December 31, 2022, we had 315 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our officers, employees and directors are located, and negatively affected conditions in Israel. The tension between Israel and Iran and/or these groups may escalate in the future and turn even more violent, which could materially adversely affect conditions in Israel in general and our operations in particular.

Furthermore, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists and it is possible that there will be military reserve duty call-ups in the future. Many of our officers and employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations.

Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners face to face. Further, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and a material adverse impact on our business. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Any hostilities, armed conflicts or political instability involving Israel could adversely affect our results of operations.
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

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. This has sparked extensive political debate. In response to the foregoing developments, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel, due to potential reluctance of foreign investors to invest or transact business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments occur, they may have an adverse effect on our business, our results of operations, or our ability to raise additional funds, if deemed necessary by our management and board of directors.
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
Approximately 54% of our gross written premium for the year ended December 31, 2022 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as COVID-19 or a natural disaster, and cause material losses in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
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
As of December 31, 2022, we had gross accumulated federal NOLs for tax purposes of $236.3 million, which can be offset against our future taxable income. Of these federal NOLs, $15.7 million in losses will begin to expire in 2035 and $220.6 million in losses can be carried forward indefinitely. As of December 31, 2022, the Company has gross accumulated state and local losses for tax purposes of $25.8 million which will begin to expire in 2029.
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an "ownership change" (very generally defined as a greater than 50% change, by value, in the corporation's equity ownership by certain shareholders or groups of shareholders over a rolling three- year period), the corporation's ability to use its pre-ownership change NOLs to offset its post- ownership change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions may impact our business, financial condition and results of operations.
We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the recent Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); tax policy initiatives and reforms under consideration (such as those related to the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects); the practices of tax authorities in jurisdictions in which we operate; and the resolution of issues arising from tax audits or examinations and any related interest or penalties.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our consolidated statements of operations and comprehensive loss, and otherwise affect our future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of December 31, 2022, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington D.C. We operate in 38 of those states and Washington D.C. covering approximately 92% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.

In addition to growing our domestic business, we have started expanding our presence internationally, particularly in Europe. We currently hold a pan-European license, which enables us to sell in 30 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and France in 2020. In October, 2022, the Company began selling contents insurance in the United Kingdoms (“UK”) on a cross border basis under the UK’s Temporary Permission Regime. The Company also registered two UK branches: (i) Lemonade Insurance N.V., UK Branch and its affiliate (ii) Lemonade Agency B.V., UK Branch as part of its process to become a fully licensed insurance branch in the UK. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Moreover, international operations are subject to risks and uncertainties inherent in operating in these regions, including political unrest, such as the current situation with Ukraine and Russia. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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
Since we conduct limited operations in Israel and Europe, portions of our revenues, expenses, assets and liabilities are denominated in New Israeli Shekels, Euros and GBP pounds. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our revenues, income and the value of balance sheet items denominated in foreign currencies.
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
Risks Relating to Our Industry
The insurance business, including the market for renters, homeowners, pet, life and car insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
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
As of December 31, 2022, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States, and operate in 38 of those states, and Washington, D.C. We also hold a pan-European license, which enables us to sell in 30 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and in France in 2020. We also began selling contents insurance in the U.K. on a cross border basis under the UK’s Temporary Permission Regime in October 2022.
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
We are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to renew or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments and capital, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statute may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents.
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
Our renters, homeowners, pet, life and car insurance business is exposed to the risk of severe weather conditions and other catastrophes. Severe weather events include, but are not limited to, winter storms, rain, hail, and high winds. The incidence and severity of weather conditions are largely unpredictable. Catastrophes can be caused by various events, such as wildfires, tornadoes, tsunamis, hurricanes, tropical storms, earthquakes, windstorms, hailstorms, severe thunderstorms, fires, and other non-natural events such as explosions, riots, terrorism, or war.
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
In addition, the COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. We continue to assess and update our business continuity plans in the context of this pandemic, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. The pandemic has caused an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. This could result in an increase in fraudulent claims or a decrease in apartment rentals or home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations.

Climate risks, including risks associated with disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to lessen expected increases in global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose and enact initiatives to supplement the global effort to combat climate change. If new legislation or regulation is enacted, we could incur increased costs and capital expenditures to comply with its limitations, which may impact our financial condition and operating performance.
For example, on November 21, 2021, the NYDFS issued Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, pursuant to which domestic insurers are expected to take a strategic approach to managing climate risks. The guidance imposed an initial deadline of August 15, 2022, under which domestic insurers were expected to implement certain board and management governance measures and develop specific plans to implement certain organizational structure changes. NYDFS is expected to issue further guidance on timing regarding more complex expectations, such as those relating to risk appetite, analysis of the impact of climate risks on existing risk factors, reflection of climate risks in the Own Risk and Solvency Assessment (ORSA), scenario analysis, and public disclosure. In addition, the U.S. Federal Reserve recently identified climate change as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, we could be negatively impacted by the general economic decline, including by possible negative impacts to our stock price.
Increasing scrutiny, actions and changing expectations from investors, clients, regulators and our employees with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Increased focus, including from governmental organizations, investors, employees and clients, on ESG matters such as environmental stewardship, climate change, diversity, equity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy, may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future our ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us.
ESG matters have been the subject of increased focus by certain regulators, including in the U.S., EU, and the UK. In the event divergent ESG disclosure obligations arise between the U.S., UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards. Additionally, conflicting ESG policies within jurisdictions, such as between federal and some state policies in the U.S., is leading to a complex and fragmented regulatory environment, which may be difficult to navigate.
It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied that we have adopted ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.

In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of the Company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

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
We have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and resulting fluctuations in our rate of growth as a result of insurance spending patterns. Specifically, our revenues may be proportionately higher in our third fiscal quarter due to the seasonality of when renters and homeowners move into new homes, which historically occurs in the months of July, August and September. Accordingly, the amount of growth we experience may also be greater in the third quarter. In addition, as our business expands and matures, other seasonality trends may develop and the existing seasonality and customer behavior that we experience may change. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects and a failure to achieve our quarterly forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.
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
We provide renters, homeowners, pet, life and car insurance products through our website and our online app that compete with traditional offline counterparts. We do not generally offer insurance through traditional, offline brokers. We believe that the continued growth and acceptance of online products and services generally will depend, to a large extent, on the continued growth in commercial use of the internet and the continued migration of traditional offline markets and industries online.
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
Our insurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of the State of New York and Delaware, respectively. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiaries to report their results of risk-based capital calculations to the NYDFS, or DEDFS, as applicable and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company's total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC's risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2022, our risk-based capital ratio was 376% for LIC and 440% for MIC.
In addition, our insurance subsidiaries are required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. The insurance subsidiaries could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.
Any failure by our insurance subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of the State of New York or Delaware, as applicable (or other states where currently or may in the future conduct business) could subject them to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision, or liquidation.
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
Our insurance subsidiary, LIC, currently has a Financial Stability Rating ("FSR") of 'A' Exceptional from Demotech, Inc., a financial analysis firm that provides FSRs as well as consulting services for property and casualty insurance companies and title underwriters. Demotech, Inc. provides financial stability ratings to insurance companies of all sizes. When providing a rating, Demotech, Inc. evaluates total assets, liabilities, revenues and expenses, working capital, administrative expenses, net income, surplus, receivables, amount of business written, industry focus and business model, among others. Below is Demotech, Inc.'s rating scale:

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
Our primary market risk exposures are to changes in interest rates and equity prices. See Part II Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” Although in previous years, interest rates have been at or near historic lows, interest rates began and continued to rise through fiscal 2022. A protracted low interest rate environment could place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. A protracted high interest rate environment could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
As of March 2, 2023, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 17.3% of our outstanding common stock, corresponding to 17.3% of the total voting rights in our Company. SoftBank Group Capital Limited has delegated all of its investment and voting power with respect to the shares of Lemonade that it owns to a three-member joint investment committee consisting of our Co-Founders and an executive of SoftBank, and which shall act unanimously. As a result, each of our Co-Founders will have an effective veto over the voting and dispositive decisions related to our shares held by SoftBank Group Capital Limited. Our Co-Founders' membership in the joint investment committee will increase our Co-Founders' significant influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our Amended Charter or to our amended and restated bylaws (the “Amended Bylaws”), and other extraordinary transactions. In addition, a deadlock among the committee members could hinder the voting of SoftBank Group Capital Limited's shares on any given corporate action. Our Co-Founders, individually or together, may have interests that differ from yours and may influence the joint investment committee to vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock.
The market price of our common stock may be volatile or decline, and you may not be able to resell your shares at or above the price you initially paid for our common stock.
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
Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner's consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror's plans for the future operations of the domestic insurer and any anti- competitive results that may arise from the consummation of the acquisition of control. Lemonade Insurance Company is domiciled in New York and Metromile Insurance Company is domiciled in Delaware. Per the applicable laws and regulations of New York and Delaware, respectively, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval from the Commissioner of Financial Services. Under New York and Delaware insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Lemonade, Inc., including through transactions that some or all of the stockholders might consider to be desirable. See also "Business - Regulation — Changes of Control."

Our Amended Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.
Our Amended Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. By becoming a stockholder in the Company, you will be deemed to have notice of and have consented to the provisions of our Amended Charter related to choice of forum. The choice of forum provision in our Amended Charter may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Amended
Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
We are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as our personnel.
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
We expect to continue to incur costs related to implementing an internal audit and compliance function in the upcoming years to further enhance our internal control environment. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SE or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance subsidiaries ability to pay dividends to us is restricted by law.
We are a holding company that transacts a majority of our business through operating subsidiaries. Our ability to meet our operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to us.
Payments of dividends by our insurance subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. The limitations are based on income and surplus determined in accordance with statutory accounting principles, not GAAP. In addition, our insurance subsidiaries could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. Our insurance subsidiaries may also face competitive pressures in the future to maintain insurance financial stability or strength ratings. These restrictions and other regulatory requirements would affect the ability of our insurance subsidiaries to make dividend payments and we may not receive dividends in the amounts necessary to meet our obligations. See "Business - Regulation of Our Business — Restrictions on Paying Dividends."
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

There is no guarantee that the warrants may ever be in the money, and they may expire worthless.

The exercise price for Metromile’s warrants that were assumed by us in connection with the merger is $281.51 per share. There can be no assurance that the warrants will be in the money prior to their expiration and, as such, they may expire worthless. We have applied to list these warrants on the NYSE American under the symbol “LMNDWS.”

The terms of the warrants may be amended in a manner that may be adverse to the holders. The warrant agreement, as amended, between American Stock Transfer & Trust Company, LLC, as warrant agent, and us, as successor thereunder following the consummation of the merger (the “Metromile Warrant Agreement”), provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants (as defined in the Metromile Warrant Agreement) to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any Placement Warrants (as defined the Metromile Warrant Agreement) held by the initial holders or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of our common stock equals or exceeds $342.01 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeems the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its warrants

Risks Relating to the Mergers with Metromile and the Combined Company

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the mergers.

The success of the mergers will depend in part on the combined company’s ability to retain the talents and dedication of the professionals currently employed. It is possible that these employees may decide not to remain with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Lemonade and Metromile to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Lemonade may not be able to locate suitable replacements for any key employees that leave or offer employment to potential replacements on reasonable terms. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of Lemonade and Metromile to the same extent that those companies have been able to attract or retain their own employees in the past.

The mergers involved substantial costs, including substantial costs we have incurred post-closing.

Lemonade incurred and expects to continue to incur non-recurring costs associated with combining the operations of Lemonade and Metromile, as well as transaction fees and other costs that were incurred related to the closing of the mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges.

The combined company incurred and expects to continue to incur restructuring and integration costs subsequent to the closing of the mergers. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. Although Lemonade expects that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While Lemonade has assumed that certain expenses would be incurred in connection with the mergers and the other transactions contemplated by the merger agreement, there are many factors beyond Lemonade’s control that could affect the total amount or the timing of the ongoing integration and implementation expenses.

Combining the businesses of Lemonade and Metromile may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the mergers, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.
The success of the mergers will depend on, among other things, our ability to combine their businesses of Lemonade and Metromile in a manner that facilitates growth opportunities. While we have begun combining and integrating the businesses, we have not finished the process. Finalizing the integration may be more costly or time-consuming than expected and we may not ultimately realize the anticipated benefits of the mergers.
We must successfully finalize the combination of Lemonade and Metromile businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any future delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, they may be unable to successfully integrate our operations or realize the anticipated benefits of the integration of the two companies.

The failure to successfully integrate the businesses and operations of Lemonade and Metromile in the expected time frame may adversely affect the combined company’s future results.

Lemonade and Metromile operated independently until the completion of the mergers, and continue to operate independently in some respects as we continue to integrate the businesses. There can be no assurances that our businesses can be fully integrated successfully. It is possible that the integration process could ultimately result in the loss of key Lemonade or Metromile employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed as we continue to integrate the operations of Lemonade and Metromile in order to realize the anticipated benefits of the mergers so the combined company performs as expected:

•combining the companies’ operations and corporate functions;
•combining the business of Lemonade and Metromile and meeting the capital requirements, in a manner that permits the combined company achieve any cost savings or other synergies anticipated to result from the mergers, the failure of which would result in the anticipated benefits of the mergers not being realized in the time frame currently anticipated or at all;
•integrating personnel from the two companies, especially in the COVID-19 environment which has required employees to work remotely in many locations;
•integrating the companies’ technologies and technologies licensed from third parties;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals and consents
In addition, at times the attention of certain members of Lemonade’s management and respective resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.
In the future, we may be exposed to increased litigation from stockholders, customers, suppliers, distributors, consumers and other third parties due to the combination of Lemonade’s and Metromile’s businesses. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

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
Acquisitions such as the acquisition of Metromile, involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets, or our competitors. We cannot provide any assurance that analysts will continue to cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company does not own any real property. Our principal office is located at 5 Crosby Street, 3rd Floor, New York, New York 10013 where we lease approximately 43,985 square feet of office space under a lease agreement that terminates in November 2025.

The Company leases additional office space in Arizona, California, Georgia, Texas, Tel Aviv, Amsterdam, and London, to support our operations in the U.S., Europe and the UK. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings

The Company is occasionally a party to routine claims or litigation incidental to its business and settled a class action litigation in October 2022, which alleged that certain of our business practices are or were improper.
See “Note 20 - Contingencies” in our consolidated financial statements included elsewhere in this Annual Report. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Executive Officers
Daniel Schreiber	51	Co-Founder, Co-Chief Executive Officer, Chairman and Director
Shai Wininger	49	Co-Founder, Co-Chief Executive Officer, President, Secretary and Director
Adina Eckstein	38	Chief Operating Officer
Tim Bixby	58	Chief Financial Officer
John Peters	51	Chief Insurance Officer
Jorge Espinel	51	Chief Business Development Officer
Directors
Michael Eisenberg (2)(3)	51	Director
Silvija Martincevic (1)(3)	43	Director
Irina Novoselsky (1)(2)	38	Director
Mwashuma Nyatta (1)(2)	42	Director
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

Tim Bixby has served as our Chief Financial Officer since June 2017. Since February 2021, he has also served as a director and as chair of the audit committee of the board of directors of Rent the Runway, a leading
e-commerce fashion rental and resale business. Prior to joining Lemonade, Mr. Bixby served as Chief Financial Officer of Shutterstock, Inc., a digital content licensing marketplace, from 2011 to 2015. From 1999 to 2011 he served as the Chief Financial Officer, President, and a member of the board of directors of LivePerson, Inc., a provider of cloud mobile and online business messaging solutions. He holds a Bachelor of Arts in Mathematics from Dartmouth College and a Master of Business Administration from Harvard Business School.

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

Silvija Martincevic has served as a member of our board of directors since April 2021. Since February 2023, Ms. Martincevic has served as the Chief Executive Officer of Deputy Corporation, a global leader in smart scheduling and workforce management for shift workers and businesses. From April 2019 until July 2022, Ms. Martincevic was the Chief Commercial Officer for Affirm, Inc., a consumer lending company, and was responsible for commercial, partnership, and marketing strategy. She continued to serve as a consultant of Affirm through December 2022. Prior to Affirm, from 2011 until 2018, Ms. Martincevic served a variety of roles including Chief Operating Officer and Chief Marketing Officer of Groupon’s international business across Europe, Asia, and Australia. Ms. Martincevic also spent 10 years in the investment management industry managing investments and portfolio risk for large institutions. In 2003, she co-founded Zenna Financial Services, an index equity asset manager, and served as its Chief Executive Officer until the company was acquired in 2007, and later held other senior leadership roles in the investment and hedge fund industry investing in women and minority-owned funds. Ms. Martincevic earned her B.A. in Economics at Beloit College and M.B.A. in Econometrics and Statistics from the Booth School of Business at the University of Chicago. We believe Ms. Martincevic is qualified to serve on our board of directors due to her strategic and operational background in financial technology and her experience in growing and scaling a variety of consumer technology companies.

Irina Novoselsky has served as a member of our board of directors since April 2021. Since January 2023, Ms. Novoselsky has served as the Chief Executive Officer of Hootsuite, a social media management platform company. Prior to Hootsuite, from 2017 to 2021, Ms. Novoselsky was the Chief Executive Officer and a member of the board of directors of CareerBuilder, a global media and SaaS business in the HR tech space, where she positioned the company for accelerated growth as the industry leading talent acquisition platform. She is currently serving as an advisor to the board of CareerBuilder. Previously, Ms. Novoselsky served as the President of Novitex Enterprise Solutions from 2014 to 2017, a technology outsourcing business, where she also served as interim CFO in 2014. Prior to Novitex, Ms. Novoselsky was an investment professional at Apollo Global Management in the Private Equity Group and an investment banker in the M&A Group at Morgan Stanley. She graduated magna cum laude from the Stern School of Business at New York University. We believe Ms. Novoselsky is qualified to serve on our board of directors due to her business to business and business to consumer experience driving growth and operational efficiency for large, global, complex organizations and financial acumen.

Mwashuma (Shu) Nyatta has served as a member of our board of directors since November 2018. Mr. Nyatta is also an independent board member for a number of private companies. In May 2022, Mr. Nyatta founded Bicycle Capital, a growth equity investment firm, and serves as its founder and managing partner. Prior to Bicycle, he was a Managing Partner at SoftBank, which he joined in 2015. At SoftBank, he invested in and sat on the boards of multiple high-growth companies across varied industries and geographies. Prior to SoftBank, Mr. Nyatta served as a Vice President at J.P. Morgan from 2011 to 2015. Mr. Nyatta has passed the Series 63 Uniform Securities Agent State Law Exam and the Series 79 Investment Banking Representative Exam, both administered by FINRA. He holds a Bachelor of Arts in Economics from Harvard College, as well as a Master of Science in Anthropology with Distinction from Oxford University, where he was a Rhodes Scholar. We believe Mr. Nyatta is qualified to serve on our board of directors due to his experience in the finance field and his service as a director at numerous companies.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “LMND”.
Holders
As of March 2, 2023, there were approximately 172 holders of record of the Company’s common stock.
Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our common shares since July 2, 2020 (first day of trading) through December 31, 2022 to the cumulative total return of Nasdaq Composite Stock Index (“Nasdaq Index’) and the Nasdaq Insurance Index (“Nasdaq Insurance Index”). The graph assumes that $100 was invested on July 2, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

	July 2, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Lemonade, Inc.	$100.00	$422.41	$145.21	$47.17
Nasdaq Composite Index	$100.00	$123.78	$153.27	$102.54
Nasdaq Insurance Index	$100.00	$123.27	$140.90	$143.68

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

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 (the “2021 Annual Report’”).

In this Annual Report, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, and Metromile, Inc.

Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and social impact, we believe we are making insurance more delightful, more affordable, and more precise. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, and the full technology stack to power them.
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and evaluating risk.
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. To lessen the volatility inherent in an industry directly impacted by the weather, we utilize several forms of reinsurance, with the goal of dampening the impact on our gross margin. The result is that excess claims are generally offloaded to reinsurers, while excess premiums can be donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. See “Business - Our Business Model” and “Business - Our Product Offerings - Giveback Feature.”
Acquisition of Metromile
On July 28, 2022 (the “Acquisition Date”), the Company completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized car insurance policies by the mile. The Company acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile (the “Metromile Acquisition”). As a result of the Metromile Acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, the Company assumed all outstanding and unexercised options, and outstanding restricted stock units as of the Acquisition Date, which were converted into corresponding awards with substantially identical terms and conditions prior to the Acquisition Date, at the same exchange ratio of 0.05263. Our results of operations include those of Metromile from the Acquisition Date through December 31, 2022.

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

Current Macroeconomic Environment

The global pandemic resulting from the coronavirus, including variants (“COVID-19”) has severely impacted the global economy and caused a significant slowdown in economic activity. While the global economy began to reopen in 2021, there remains to be an uncertainty about the duration and macroeconomic impact of COVID-19. Although the Company did not see a material impact on its results of operations, management continues to monitor and cannot definitively determine the ultimate financial impact of COVID-19, and the related economic conditions.

Our investment portfolio consists of high-quality securities, and we do not expect a material adverse impact in the value of our investment portfolio, or long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19.

General economic inflation has increased and there is a risk of inflation remaining elevated for an extended period. We anticipate the effects of inflation impacting our investment portfolio, pricing of our products and in estimating reserves for unpaid claims and claim expenses. The actual effects of the current and potential future increase in inflation on our results remains to be unknown and cannot be estimated with precision.

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

Through June 30, 2021, we had proportional reinsurance contracts which cover all of our products and geographies, we transferred, or “ceded,” 75% of our premium to our reinsurers (“Proportional Reinsurance Contracts”). In exchange, these reinsurers paid us a ceding commission of 25% for every dollar ceded, in addition to funding all of the corresponding claims, or 75% of all our claims. The Company opted to manage the remaining 25% of the business with alternative forms of reinsurance through non-proportional reinsurance contracts (“Non-Proportional Reinsurance Contracts”).

A portion of the Company’s proportional reinsurance program expired on June 30, 2021 and June 30, 2022. As the business continued to grow and diversify, and with stability in our insurance results, we decreased the overall share of proportional reinsurance from 75% of premium to 55% effective July 1, 2022. In addition, we purchased a new reinsurance program to protect us against natural catastrophe risk in the U.S. that exceeds $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.
Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 through June 30, 2023. Under the terms of the agreement, the Company cedes 30% of premiums and losses to reinsurers.
Components of our Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. Gross written premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas. Following the Metromile Acquisition, we also include direct written premium from the sale of pay-per-mile car insurance policies within the United States. The volume of our gross written premium in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
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

Gross Earned Premium
Gross earned premium represents the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. Our insurance policies generally have a term of one year and premium is earned pro rata over the term of the policy. In addition, following the Metromile Acquisition, we also include earned premiums from the pay-per-mile car insurance policies which are written for six-month terms. Premium for the policy provides a base rate per month for the entire policy term upon binding of the policy plus a per-mile rate multiplied by the miles driven each day (based on data from the telematics device, subject to a daily maximum).
Ceded Earned Premium

Ceded earned premium is the amount of gross earned premium ceded to reinsurers.
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premium is earned pro rata over the term of the policy, which is generally one year. Net earned premium from the pay-per-mile car insurance policies are earned over the term of the policy which is written for six-month terms.

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
Commission and Other Income
Commission income consists of commissions earned for policies placed with third-party insurance companies where we have no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy which is when the performance obligation is completed. Other income primarily consists of fees collected from policyholders relating to installment premiums. These fees are recognized at the time each policy installment is billed.
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
The following table sets forth these metrics as of and for the periods presented:

	Year Ended December 31,
	2022	2021
	($ in millions, except Premium per customer)
Customers (end of period)	1,807,548	1,427,481
In force premium (end of period)	$625.1	$380.1
Premium per customer (end of period)	$346	$266
Annual dollar retention (end of period)	86%	82%
Total revenue	$256.7	$128.4
Gross earned premium	$490.5	$292.0
Gross profit	$42.3	$31.2
Adjusted gross profit	$64.9	$45.6
Net loss	$(297.8)	$(241.3)
Adjusted EBITDA	$(225.1)	$(184.2)
Gross profit margin	16%	24%
Adjusted gross profit margin	25%	36%
Ratio of Adjusted Gross Profit to Gross Earned Premium	13%	16%
Gross loss ratio	90%	90%
Net loss ratio	97%	93%

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
In Force Premium
We define in force premium ("IFP") as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects less than 2% of IFP.

The annualized value of premiums is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of contracts is not determined by reference to historical revenues, deferred revenues, or any other GAAP financial measure over any period. IFP is not a forecast of future revenues nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of IFP is useful to analysts and investors because it captures the impact of growth in customers and premium per customer at the end of each reported period, without adjusting for known or projected policy updates, cancellations, rescissions and non-renewals. We use IFP because we believe it gives our management useful insight into the total reach of our platform by showing all in force policies underwritten and placed by us. Other companies, including companies in our industry, may calculate IFP differently or not at all, which reduces the usefulness of IFP as a tool for comparison.
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
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas, and this does not impact the key performance indicators for any prior periods.
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

Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:

•Gross profit, excluding net investment income, and interest income and expense, plus
•Employee-related costs, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue)
See "— Non-GAAP Financial Measures" for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of interest income and expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, change in fair value of warrants liability, and other non-cash adjustments and other transactions that we consider to be unique in nature. See “- Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2022	2021	Change	% Change
	($ in millions)
Revenue
Net earned premium	$172.4	$77.0	$95.4	124%
Ceding commission income	64.1	44.9	19.2	43%
Net investment income	8.4	1.9	6.5	342%
Commission and other income	11.8	4.6	7.2	157%
Total revenue	256.7	128.4	128.3	100%
Expense
Loss and loss adjustment expense, net	167.3	71.9	95.4	133%
Other insurance expense	44.0	24.1	19.9	83%
Sales and marketing	138.3	141.6	(3.3)	(2)%
Technology development	79.6	51.8	27.8	54%
General and administrative	122.3	72.6	49.7	68%
Total expense	551.5	362.0	189.5	52%
Loss before income taxes	(294.8)	(233.6)	(61.2)	26%
Income tax expense	3.0	7.7	(4.7)	(61)%
Net loss	$(297.8)	$(241.3)	$(56.5)	23%

Comparison of the Years Ended December 31, 2022 and 2021
Net Earned Premium
Net earned premium increased by $95.4 million, or 124%, to $172.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the earning of increased gross written premium, and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under “Reinsurance.”

	Years Ended December 31,
	2022	2021	Change	% Change
	($ in millions)
Gross written premium	$555.7	$375.7	$180.0	48%
Ceded written premium	(333.1)	(273.4)	(59.7)	22%
Net written premium	$222.6	$102.3	$120.3	118%
Gross written premium increased $180.0 million, or 48%, to $555.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a 27% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. In addition, we saw a 30% increase in premiums per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies.

Ceded written premium increased $59.7 million, or 22%, to $333.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the impact of the change in reinsurance arrangements. The Company renewed a portion of the reinsurance contracts that expired on June 30, 2021 and June 30, 2022, which decreased the overall share of proportional reinsurance from 75% of premium to 55% effective July 1, 2022. The Company also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. Other non-proportional reinsurance contracts were renewed with terms similar to expired contracts.
Net written premium increased $120.3 million, or 118%, to $222.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to the $180.0 million, or 48% increase in gross written premium offset by the increase in ceded written premium of $59.7 million, or 22% for the year ended December 31, 2022, as compared to year ended December 31, 2021.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 65% for the year ended December 31, 2022, as compared to 74% for the year ended December 31, 2021 primarily due to the change in total participation in proportional reinsurance contracts, as discussed above.

	Years Ended December 31,
	2022	2021	Change	% Change
	($ in millions)
Gross earned premium	$490.5	$292.0	$198.5	68%
Ceded earned premium	(318.1)	(215.0)	(103.1)	48%
Net earned premium	$172.4	$77.0	$95.4	124%

Ceding Commission Income
Ceding commission income increased $19.2 million, or 43% to $64.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurance companies during the year.

Net Investment Income
Net investment income increased $6.5 million, or 342%, to $8.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by the diversification of the Company’s investment portfolio with higher returns in comparison to prior year, offset by investment expenses of $0.4 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $7.2 million, or 157% to $11.8 million for the year ended December 31, 2022 compared to year ended December 31, 2021, due to growth in premiums placed with third-party insurance companies during the period and an increase in installment fees billed.

Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $95.4 million, or 133%, to $167.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily in line with growth in premium, increase in net retained losses due to change in proportional reinsurance contract and increased claims costs due to impact of inflation. During the second half of 2022, net incurred losses of $0.4 million was recorded due to Hurricane Ian and $7.6 million due to winter storm Elliott. These increases were offset by favorable prior period development.

Other Insurance Expense
Other insurance expense increased $19.9 million, or 83%, to $44.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Professional fees, and other increased by $6.8 million, or 115% primarily in support of growth and expansion initiatives during the year ended December 31, 2022. Employee-related expense, including stock based compensation, increased by $6.6 million, or 71%, as compared to the year ended December 31, 2021, driven by an increase in underwriting staff to support our continued growth. Credit card processing fees increased $3.2 million, or 48%, as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceded commissions also increased by $3.2 million, or 133% as compared to the year ended December 31, 2021.
Sales and Marketing
Sales and marketing expenses decreased $3.3 million, or 2%, to $138.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Expense related to brand and performance advertising decreased by $16.1 million, or 15%, as a result of reduced spending on search advertising and other customer acquisition channels. Employee-related expense, including stock based compensation, increased $8.2 million, or 29%, as compared to the year ended December 31, 2021, driven by an increase in sales and marketing headcount to support our continued growth and expansion into new markets. Software expense also increased by $3.4 million, or 243%.
Technology Development
Technology development expenses increased $27.8 million, or 54%, to $79.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Employee-related expense, including stock based compensation, net of capitalized costs for the development of internal-use software, increased $19.3 million, or 43%, as compared to the year ended December 31, 2021, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning, new products, and geographic expansion. Technology tools and software expense increased by $5.6 million, or 147%.
General and Administrative
General and administrative expenses increased $49.7 million, or 68%, to $122.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Employee related expense, including stock-based compensation, increased by $17.1 million, or 49%, as we increased finance, legal, business operations and administrative personnel. Depreciation and amortization increased by $8.5 million or 230%. Non-recurring transaction and integration costs of $8.4 million primarily relating to legal and other professional fees and employee retention and severance costs were incurred relating to the Metromile Acquisition. Legal and Professional fees increased $6.1 million, or 102%. Software costs increased by $3.2 million, or 110%. Bad debt expense increased by $2.5 million, or 40%.
Income tax

Income tax expense decreased $4.7 million, or 61%, to $3.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to decreased tax liability related to income generated by our subsidiary in Israel, and uncertain tax positions.

Net loss

Net loss increased $56.5 million, or 23%, to $297.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the factors described above.

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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income, and interest income and expense, plus fixed costs and overhead associated with our underwriting operations including employee-related expense and professional fees and other, and depreciation and amortization allocated to cost of revenue. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.

We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue to adjusted gross profit and the related adjusted gross profit margin for the periods presented:

	Year Ended December 31,
	2022	2021
	($ in millions)
Total revenue	$256.7	$128.4
Adjustments:
Loss and loss adjustment expense, net	$(167.3)	$(71.9)
Other insurance expense	(44.0)	(24.1)
Depreciation and amortization	(3.1)	(1.2)
Gross profit	$42.3	$31.2
Gross profit margin (% of total revenue)	16%	24%
Adjustments:
Net investment income	$(8.4)	$(1.9)
Interest income	(0.7)	—
Employee-related costs	15.9	9.2
Professional fees and other	12.7	5.9
Depreciation and amortization	3.1	1.2
Adjusted gross profit	$64.9	$45.6
Adjusted gross profit margin (% of total revenue)	25%	36%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Year Ended December 31,
	2022	2021
	($ in millions)
Numerator: Adjusted gross profit	$64.9	$45.6
Denominator: Gross earned premium	$490.5	$292.0
Ratio of Adjusted Gross Profit to Gross Earned Premium	13%	16%

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest Income and expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, change in fair value of warrants liability, other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented.

	Year Ended December 31,
	2022	2021
	($ in millions)
Net loss	$(297.8)	$(241.3)
Adjustments:
Income tax expense	3.0	7.7
Depreciation and amortization	12.2	3.7
Stock-based compensation	58.5	44.1
Transaction and integration cost (1)	8.4	3.5
Interest (income) expense, net	(0.8)	—
Net investment income	(8.4)	(1.9)
Change in fair value of warrants liability	(0.2)	—
Adjusted EBITDA	$(225.1)	$(184.2)

(1) Total transaction and integration cost for the year ended December 31, 2022 was $8.4 million related to the Metromile Acquisition, comprised of $1.8 million of professional services and other costs, and $6.6 million of retention and severance costs, of which $0.8 million was stock-based compensation.

Liquidity and Capital Resources
As of December 31, 2022, we had $282.5 million in cash and cash equivalents, and $750.1 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of December 31, 2022, cash and investments held by these companies was $350.4 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder's surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer's assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2022, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,
	2022	2021
	($ in millions)
Net cash used in operating activities	$(163.0)	$(144.6)
Net cash provided by (used in) investing activities	$181.1	$(804.8)
Net cash provided by financing activities	$3.6	$649.6

Operating Activities
Cash used in operating activities was $163.0 million for the year ended December 31, 2022, an increase of $18.4 million from $144.6 million for the year ended December 31, 2021. This reflected the $56.5 million increase in our net loss, primarily offset by increases in unearned premium, funds held, and unpaid loss and loss adjustment expense that exceeded the increase in prepaid reinsurance premium, premiums receivable and amounts expected to be recovered from our reinsurance partners. The increase in cash used in operating activities from year ended December 31, 2022 compared to year ended December 31, 2021 was primarily due to claims payments, settlements, settlements with our reinsurance partners, and increased spend related to growth and expansion.
Cash used in operating activities was $144.6 million for the year ended December 31, 2021. This reflected the $119.0 million increase in our net loss, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in funds held for reinsurance treaties, unearned premium, unpaid losses and loss adjustment expenses and deferred ceding commission included in accrued and other liabilities, offset by increases in premiums receivable, prepaid reinsurance premiums and amounts expected to be recovered from our reinsurance partners.
Investing Activities
Cash provided by investing activities was $181.1 million for the year ended December 31, 2022 primarily due to cash from our Metromile Acquisition, sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments, offset by purchases, and property and equipment purchased during the year.

Cash used in investing activities was $804.8 million for the year ended December 31, 2021 primarily due to purchases of U.S. government obligations, corporate debt securities, short term investments and purchases of property and equipment during the year.
Financing Activities
Cash provided by financing activities was $3.6 million for the year ended December 31, 2022 primarily due to proceeds from stock exercises.
Cash provided by financing activities was $649.6 million for the year ended December 31, 2021 primarily due to proceeds received from our Follow-on Offering as discussed above and proceeds from stock exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and for the foreseeable future. The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2022, and the effect of such obligations are expected to have on our liquidity and cash flows in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	($ in millions)
Unpaid losses and loss adjustment expense(1)	$256.2	$184.2	$57.0	$7.8	$7.2
Operating lease commitments	41.2	8.8	23.7	2.6	6.1
Total	$297.4	$193.0	$80.7	$10.4	$13.3
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2022 and do not include any allowance for claims for future events within the time period specified. Accordingly, we expect that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,032.6 million in cash and cash equivalents, and investment securities available at December 31, 2022. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, intangible assets, stock-based compensation, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see “Note 4 — Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Annual Report.
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

The following tables summarize our gross and net reserves for unpaid loss and LAE as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$89.0	35%	$44.3	34%
IBNR	167.2	65%	87.3	66%
Total reserves	$256.2	100%	$131.6	100%

	December 31, 2021
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$44.8	46%	$10.9	43%
IBNR	53.1	54%	14.4	57%
Total reserves	$97.9	100%	$25.3	100%
We have assessed the impact of potential reserve deviations from our carried reserve at December 31, 2022. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. Due to our contractual arrangements with our reinsurers, the sensitivity analysis results in no change to our previous income or stockholders' equity.
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

The following tables summarize our Gross Ultimate Losses and LAE, and Net Ultimate Losses and LAE as of December 31, 2022 and 2021, respectively.

Gross Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2022	2021	2021 to 2022
2016	$—	$—	$—
2017	5.1	5.1	—
2018	23.2	23.2	—
2019	59.9	58.4	1.5
2020	119.4	121.0	(1.6)
2021	263.6	262.8	0.8
2022	439.9	N/A	N/A
			$0.7

Net Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2022	2021	2021 to 2022
2016	$2.0	$—	$2.0
2017	34.2	1.7	32.5
2018	47.3	13.4	33.9
2019	70.9	46.2	24.7
2020	64.3	52.0	12.3
2021	140.9	69.4	71.5
2022	204.5	N/A	N/A
			$176.9

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

Intangible Assets
Intangible assets are recorded at their acquisition date fair values which involves the use of valuation methodologies and various assumptions that are inherently subjective. Identifiable intangible assets consist of value of business acquired and technology, which are subject to amortization, and insurance licenses and trademark, and are not subject to amortization. These intangible assets were acquired as part of the Metromile Acquisition except for trademark associated with the Company’s name, which was acquired in 2019. Finite-lived intangible assets, which are amortized over their estimated economic lives, are reviewed for impairment only when events occur or there are changes in circumstances indicating that their carrying value may exceed fair value. Impairment exists when the carrying value of intangible assets exceeds fair value. Indefinite-lived intangible assets are not amortized but are rather reviewed for potential impairment on an annual basis, or whenever indications of potential impairment exist.

Goodwill represents the excess of purchase price over the fair value of net assets acquired from our acquisition. Goodwill is not amortized, but instead is reviewed for impairment at the reporting unit level on an annual basis, during the fourth quarter, or more frequently if indicators of impairment exist. The annual impairment test for goodwill is initially completed through a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances determine that it is not more likely than not that a reporting unit fair value is less than its carrying amount, then additional testing of goodwill is not required. However, if we determine that it is more likely than not that the value of a reporting unit is less than the carrying amount, then we will perform a quantitative analysis. The quantitative analysis compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds the book value, goodwill is considered not the be impaired. However, if the book value exceeds the fair value of a reporting unit, an impairment loss will be recognized in the amount of the excess book value over fair value limited by the total amount of goodwill for the reporting unit.

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
See “Note 16 - Stock-based compensation” in the Notes to Consolidated Financial Statements included in this Annual Report for a complete description of the accounting for stock-based awards.
Recently Issued and Adopted Accounting Pronouncements
See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of accounting pronouncements adopted and their impact to our consolidated financial statements.

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

Overview

The Company’s investment portfolio is primarily fixed income securities issued by the U.S. government and government agencies and corporate issuers with relatively short durations. The investment portfolio is managed in accordance with the investment policies and guidelines approved by the board of directors. The Company’s investment policy and objectives provide a balance between current yield, conservation of capital, and liquidity requirements of the Company’s operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable in states in which we operate. The policy, which may change from time to time, and is approved by the board of directors and reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of the our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2022, this change would not have a material effect on the fair value of our investments as of that date.

Credit Risk

We are also exposed to credit risk on our investment portfolio. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2022 and 2021, none of our fixed maturity securities were unrated or rated below investment grade.

Inflation Risk

Inflationary factors such as increases in overhead costs may adversely affect our operating results. In addition, inflation could lead to higher interest rates which may impact the market value of our investment portfolio. The current short duration of the Company's fixed maturity portfolio minimizes the negative effects of higher interest rates.

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	97

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021	99
Consolidated Statement of Operations and Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020	100
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	101
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	103
Notes to Consolidated Financial Statements	104
Note 1 - Nature of Business	104
Note 2 - Basis of Presentation	105
Note 3 - Use of Estimates	105
Note 4 - Summary of Significant Accounting Policies	105
Note 5 - Acquisition of a Business	115
Note 6 - Investments	118
Note 7 - Fair Value Measurements	121
Note 8 - Reinsurance	122
Note 9 - Deferred Acquisition Costs	124
Note 10 - Property and Equipment	125
Note 11 - Intangible Assets	125
Note 12 - Other Assets	126
Note 13 - Unpaid Loss and Loss Adjustment Expenses	126
Note 14 - Other Liabilities and Accrued Expenses	131
Note 15 - Stockholders’ Equity	131
Note 16 - Stock-based Compensation	133
Note 17 - Income Taxes	136
Note 18 - Net Loss per Share	138
Note 19 - Related Party Transactions	139
Note 20 - Commitments and Contingencies	139
Note 21 - Leases	140
Note 22 - Statutory Financial Information	141
Note 23 - Geographical Breakdown of Gross Written Premium	141
Note 24 - Subsequent Events	142

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lemonade, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lemonade, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuing the Acquired Technology Intangible Assets

Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company completed its acquisition of Metromile. In connection with acquisition, the Company recorded $37.2 million of intangible assets, $28.0 million of which related to technology.

Auditing the Company's valuation of the technology intangible assets was complex due primarily to valuation methodologies that use inherently subjective assumptions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes with respect to estimating the fair value of the technology intangible assets. We tested controls over the estimation process for the recognition and measurement of the technology intangible assets, which included testing controls over management’s review of assumptions used in the valuation model.
To test the estimated fair value of the technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of valuation methodologies and significant assumptions utilized by the Company, with the assistance of our valuation specialists. We independently calculated a range of comparative values for the technology intangible assets which we compared to management’s recorded best estimate.

Valuation of Incurred But Not Reported

Description of the Matter
At December 31, 2022, the Company’s unpaid losses and loss adjustment expenses balance, net of reinsurance was $131.6 million, of which $87.3 million relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which is composed of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 4 of the consolidated financial statements, there is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate of IBNR reserves is subject to a number of variables, including historical trends involving claim payment patterns, changes in claims reporting and settlement practices, and current and future inflation levels.

Auditing management’s best estimate of the IBNR reserves involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s assumptions which have a significant effect on the valuation of the IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the IBNR reserves, including, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the IBNR reserves.

To test the IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection of actuarial methods and assumptions used in their analysis and a comparison of those methods used in prior periods and those used in the industry. We also independently calculated a range of reasonable reserve estimates and performed independent projections for certain lines of business. We compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate.

/s/ Ernst & Young LLP We have served as the Company's auditor since 2015.
New York, New York
March 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lemonade, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lemonade, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Lemonade, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Metromile, which is included in the 2022 consolidated financial statements of the Company and constituted 10% and 2% of total assets and net assets, respectively as of December 31, 2022 and 14% and 12% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include the evaluation of the internal control over financial reporting of Metromile.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and related notes and schedule and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 3, 2023

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	December 31,
	2022	2021
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $673.5 million and $696.8 million as of December 31, 2022 and 2021, respectively)	$650.3	$691.4
Short-term investments (cost: $99.9 million and $110.4 million as of December 31, 2022 and 2021, respectively)	99.8	110.4
Total investments	750.1	801.8
Cash, cash equivalents and restricted cash	286.5	270.6
Premium receivable, net of allowance for credit losses of $2.7 million and $1.6 million as of December 31, 2022 and 2021, respectively	179.6	127.0
Reinsurance recoverable	156.8	89.8
Prepaid reinsurance premium	164.5	149.6
Deferred acquisition costs	6.9	6.2
Property and equipment, net	19.6	11.7
Intangible assets	32.5	0.6
Goodwill	19.0	—
Other assets	75.2	53.2
Total assets	$1,690.7	$1,510.5

Liabilities and Stockholders' Equity
Unpaid losses and loss adjustment expenses	$256.2	$97.9
Unearned premium	288.0	207.7
Trade payables	1.1	1.0
Funds held for reinsurance treaties	136.0	103.1
Deferred ceding commission	39.7	36.5
Ceded premium payable	18.4	18.7
Other liabilities and accrued expenses	84.5	57.4
Total liabilities	823.9	522.3
Commitments and contingencies (Note 20)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2022 and 2021; 69,275,030 shares and 61,660,996 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,754.1	1,553.5
Accumulated deficit	(859.7)	(561.9)
Accumulated other comprehensive loss	(27.6)	(3.4)
Total stockholders' equity	866.8	988.2
Total liabilities and stockholders' equity	$1,690.7	$1,510.5
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Net earned premium	$172.4	$77.0	$77.3
Ceding commission income	64.1	44.9	15.3
Net investment income	8.4	1.9	1.5
Commission and other income	11.8	4.6	0.3
Total revenue	256.7	128.4	94.4

Expense
Loss and loss adjustment expense, net	167.3	71.9	54.7
Other insurance expense	44.0	24.1	14.4
Sales and marketing	138.3	141.6	80.4
Technology development	79.6	51.8	19.4
General and administrative	122.3	72.6	46.3
Total expense	551.5	362.0	215.2
Loss before income taxes	(294.8)	(233.6)	(120.8)
Income tax expense	3.0	7.7	1.5
Net loss	$(297.8)	$(241.3)	$(122.3)

Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in fixed maturities	(18.4)	(5.7)	0.1
Foreign currency translation adjustment	(5.8)	0.5	$1.6
Comprehensive loss	$(322.0)	$(246.5)	$(120.6)

Per share data:
Net loss per share attributable to common stockholders — basic and diluted	$(4.59)	$(3.94)	$(3.63)

Weighted average common shares outstanding — basic and diluted	64,921,524	61,224,433	33,654,828
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	31,557,107	$480.2	11,271,228	$—	$15.7	$(198.3)	$0.1	$(182.5)
Conversion of convertible preferred stock to common stock upon closing of Initial Public Offering	(31,557,107)	(480.2)	31,557,107	—	480.2	—	—	480.2
Issuance of common stock upon closing of Initial Public Offering, net of issuance costs and underwriting fees of $31.3 million	—	—	12,650,000	—	338.0	—	—	338.0
Contribution to the Lemonade Foundation	—	—	500,000	—	12.2	—	—	12.2
Release of shares upon repayment	—	—	513,537		1.3	—		1.3
Exercise of stock options	—	—	282,422	—	1.8	—	—	1.8
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net loss	—	—	—	—	—	(122.3)	—	(122.3)
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Balance as of December 31, 2020	—	$—	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	—	—	4,018,647	—	640.3	—	—	640.3
Exercise of stock options and distribution of restricted stock units	—	—	868,055	—	9.3	—	—	9.3
Stock-based compensation	—	—	—	—	44.1	—	—	44.1
Net loss	—	—	—	—	—	(241.3)	—	(241.3)
Other comprehensive loss	—	—	—	—	—	—	(5.2)	(5.2)
Balance as of December 31, 2021	—	$—	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Issuance of common stock from acquisition of Metromile (Note 5)	—	—	6,901,934	—	137.7	—	—	137.7
Exercise of stock options and distribution of restricted stock units	—	—	712,100	—	3.6	—	—	3.6
Stock-based compensation	—	—	—	—	59.3	—	—	59.3
Net loss	—	—	—	—	—	(297.8)	—	(297.8)
Other comprehensive loss	—	—	—	—	—	—	(24.2)	(24.2)
Balance as of December 31, 2022	—	$—	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(297.8)	$(241.3)	$(122.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12.2	3.7	1.7
Stock-based compensation	59.3	44.1	10.6
Amortization of premium (discount) on bonds	6.7	(4.2)	(0.4)
Provision for bad debt	8.7	6.2	2.2
Common shares contribution to Lemonade Foundation	—	—	12.2
Unrealized loss on money market funds	—	—	0.1
Changes in operating assets and liabilities:
Premium receivable	(43.8)	(47.2)	(34.2)
Reinsurance recoverable	(52.6)	(40.8)	(28.7)
Prepaid reinsurance premium	(14.9)	(58.3)	(90.3)
Deferred acquisition costs	(0.8)	(2.7)	(1.7)
Other assets	(7.0)	(38.6)	(12.0)
Unpaid losses and loss adjustment expenses	74.0	51.6	18.1
Unearned premium	65.1	83.9	55.8
Trade payables	(0.7)	(0.4)	0.7
Funds held for reinsurance treaties	32.9	41.0	62.1
Deferred ceding commission	3.2	14.1	22.4
Ceded premium payable	(12.4)	5.7	9.1
Other liabilities and accrued expenses	4.9	38.6	2.9
Net cash used in operating activities	(163.0)	(144.6)	(91.7)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	98.8	—	—
Proceeds from short-term investments sold or matured	224.5	20.2	70.0
Proceeds from bonds sold or matured	138.0	27.2	2.3
Cost of short-term investments acquired	(136.7)	(130.8)	(14.9)
Cost of bonds acquired	(133.4)	(712.0)	(2.9)
Purchases of property and equipment	(10.1)	(9.4)	(4.4)
Net cash provided by (used in) investing activities	181.1	(804.8)	50.1
Cash flows from financing activities:
Proceeds from Initial Public Offering and Follow-on Offering, net of underwriting discounts and commissions and offering costs	—	640.3	338.0
Proceeds from release of shares upon repayment	—	—	1.3
Proceeds from stock exercises	3.6	9.3	1.8
Net cash provided by financing activities	3.6	649.6	341.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.8)	(1.0)	1.6
Net increase (decrease) in cash, cash equivalents and restricted cash	15.9	(300.8)	301.1
Cash, cash equivalents and restricted cash at beginning of year	270.6	571.4	270.3
Cash, cash equivalents and restricted cash at end of year	$286.5	$270.6	$571.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.4	$3.2	$1.6

Non-cash transactions:
Warrants assumed from acquisition of Metromile	$0.3	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its property and casualty insurance subsidiaries and non-insurance subsidiaries (together with Lemonade, Inc., the "Company"), all of which are wholly-owned, directly or indirectly, by Lemonade, Inc.
The Company consists of the following entities, which support Lemonade, Inc.'s U.S., E.U. and U.K. operations: (1) Lemonade Insurance Company (“LIC”), a licensed and regulated stock property and casualty insurance company in New York and in all other states where the Company's insurance products are available; (2) Lemonade Insurance Agency, LLC, a licensed insurance agent in New York and in all other states where the LIC’s insurance products are available, and also acts as agent for other insurance companies in distributing their insurance products; (3) Lemonade Ltd., a company organized under the laws of Israel which provides technology, research and development, management, marketing and other services to the companies in the group; (4) Lemonade Insurance N.V., a Netherlands public limited company; (5) Lemonade Agency B.V., a Netherlands private limited liability company, (6) Lemonade B.V., a Netherlands private limited liability company; (7) Lemonade Life Insurance Agency, LLC, a limited liability company which acts as the distribution and marketing agent for the sale and servicing of life insurance products; (8) Lemonade E&S Insurance Agency, LLC, a limited liability company licensed as an excess and surplus lines insurance broker; (9) Metromile, LLC, a limited liability company, which is an intermediate holding company for other entities; (10) Metromile Operating Company, a corporation, which provides certain services for its subsidiaries; (11) Metromile Insurance Company (“MIC”), a stock property and casualty insurance company in Delaware and all other states where MIC’s insurance products are available; (12) Metromile Insurance Services LLC, a limited liability company licensed as an insurance agent in California and in all other states where MIC’s insurance products are available, and acts as an agent for other insurance companies in distributing their insurance products; (13) Metromile Enterprise Solutions, LLC, a California limited liability company; and (14) Lemonade Tech B.V., a Netherlands private limited liability company which provides technology, research and development services to the companies in the group.
2. Basis of Presentation
The Company presents its financial statements on a consolidated basis including all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All foreign currency amounts in the consolidated statements of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the balance sheets have been translated using the spot rate at the end of the year. All figures expressed, except share amounts are represented in U.S. dollars in millions.
Risks and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its results of operations for the years ended December 31, 2022, 2021 and 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.

3. Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company's consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, intangible assets, valuation allowance on deferred tax assets and the valuation of stock-based compensation prior to the Company’s Initial Public Offering (the “IPO”).
4. Summary of Significant Accounting Policies
Segment information
The Company's chief operating decision makers are the Co-Chief Executive Officers. The chief operating decision makers also manages operations, allocate resources, and evaluate financial performance on a company-wide basis. The Company operates in one reporting segment within the United States, Europe and U.K., providing insurance products to customers through various sales channels.
Cash, cash equivalents and restricted cash
The following represents the Company's cash, cash equivalents and restricted cash as of December 31, 2022 and 2021, ($ in millions).

	December 31,
	2022	2021
Cash and cash equivalents	$282.5	$270.6
Restricted cash	4.0	—
Total cash, cash equivalents and restricted cash	$286.5	$270.6
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company's restricted cash relates to security deposits for certain office leases. The Company also collects insurance policy premiums that it holds in a segregated cash account for transmittal to the underwriting carrier, or settlement of insurance related claims. The carrying value of restricted cash approximates fair value.
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
The Company's fair value measurements include investments, intangible assets, warrants liability and stock options.
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
Premium receivable
Premium receivable is reported net of an allowance for estimated uncollectible premium amounts. Premiums receivable are short-term in nature and due within a year. Allowance is based upon the ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Allowance for credit losses amounted to $2.7 million as of December 31, 2022 and $1.6 million as of December 31, 2021.
Reinsurance
Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the Company from its obligations to policyholders. Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”) and prepaid reinsurance premium, is reported as an asset. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company has no historical experience on credit losses from reinsurance recoverables and has not recorded any allowance for uncollectible reinsurance recoverable as of December 31, 2022 and December 31, 2021.

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
Deferred acquisition costs
Direct acquisition costs, which primarily consist of commissions and premium taxes, related to each policy the Company successfully writes are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income. If any such costs are determined not to be recoverable they are charged to expense. Anticipated net loss and loss adjustment expense and estimated remaining costs of servicing contracts are considered when evaluating recoverability of deferred acquisition costs. The amount of deferred acquisition costs amortized to income was $17.0 million, $9.5 million, and $4.9 million for the years ended December 31, 2022, 2021, and 2020 respectively, and are included in other insurance expense on the consolidated statements of operations and comprehensive loss.
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
Intangible assets
Intangible assets are recorded at their acquisition date fair values which involves the use of valuation methodologies appropriate for determining the market value of each asset. These valuation methodologies use various assumptions that are inherently subjective. Identifiable intangible assets consist of value of business acquired and technology, which are subject to amortization, and insurance licenses and trademark associated with the Company’s name acquired in 2019, which are not subject to amortization.

Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or such as a change in business circumstances that indicates the carrying value of the assets may not be recoverable. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. There were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable for the years ended December 31, 2022 and 2021.

Intangible assets subject to amortization are amortized over the estimated useful life and reviewed for impairment when indicators exists.

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired. Goodwill is not amortized, but instead is reviewed for impairment at the reporting unit level on an annual basis, during the fourth quarter, or more frequently if indicators of impairment exist. The annual impairment test for goodwill is initially completed through a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If facts and circumstances determine that it is not more likely than not that a reporting unit fair value is less than its carrying amount, then additional testing of goodwill is not required. However, if we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value, then we will perform a quantitative analysis. The quantitative analysis compares the estimated fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is considered not the be impaired. However, if the carrying value exceeds the fair value of a reporting unit, an impairment loss will be recognized in the amount of the excess carrying value over fair value limited by the total amount of goodwill for the reporting unit. There were no circumstances that indicate that the carrying value of goodwill was more likely than not greater than the fair value of a reporting unit for the year ended December 31, 2022.

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
Employee related obligations
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees based in the United States. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. The matching contributions made by the Company amounted to $2.2 million, $0.9 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue
Premium is earned on a pro-rata basis over the term of the related insurance coverage. Unearned premium and prepaid reinsurance premium represent the portion of gross premium written and ceded premium written, respectively, related to the unexpired terms of related policies. Premium ceded to third party reinsurers is reported as a reduction of earned premium.
A premium deficiency is recognized if the sum of expected loss and loss adjustment expense, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premium. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency as of December 31, 2022 and 2021.
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
Commission income consists of commissions earned on policies written on behalf of third-party insurance companies where the Company has no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy which is when the performance obligation is completed.

Other income consists of fees collected from policyholders relating to installment premiums, and are recognized at the time each policy installment is billed.
Other insurance expense
Other insurance expense consists of the amortization of deferred acquisition costs and premium taxes incurred on the successful acquisition of business written on a direct basis, and merchant processing fees. Other insurance expense also includes employee compensation, including stock-based compensation and benefits, of the Company's underwriting teams, as well as allocated occupancy costs and related overhead costs based on headcount.
Sales and marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $88.5 million, $104.6 million and $58.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

General and administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations and other administrative personnel. In addition, general and administrative includes outside legal, tax and accounting services, non-income based taxes, insurance, charitable donations, and allocated occupancy costs and related overhead costs based on headcount.
Leases
The Company determines whether an arrangement is a lease at its inception. Operating lease Right-of-Use assets (ROU) and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Operating lease ROU assets are presented under Other assets (Note 12) and Operating lease liabilities are presented under Other Liabilities and Accrued Expenses (Note 14). To determine the present value of lease payments, the Company uses an estimated incremental borrowing rate for leases of office spaces which is derived from information available at the lease commencement date. For certain leases that contain options to extend, the options are included in operating lease liabilities only if the Company is reasonably certain that the option will be exercised. Variable lease costs are recorded as expense in the period the obligation is incurred and are not included in the Company’s operating lease liabilities. The Company accounts for the lease and non-lease components as a single lease component for leases for real estate. Operating lease expense is recognized on a straight-line basis over the lease term.
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

Foreign currency
Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiaries, and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income, net of any related taxes.

Income taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. As of December 31, 2022 and 2021, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

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
Net loss per share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options and assumed warrants to purchase common shares of the Company are considered potential dilutive common shares.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.
Recently adopted accounting pronouncements

Prior to December 31, 2021, the Company qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company was previously electing to adopt new or revised accounting guidance within the same time periods as private companies as permitted by its status as an EGC. The Company became a large accelerated filed on December 31, 2021, and adopted new accounting guidance within the same time periods as public companies, beginning with the 2021 Annual Report. Prior to the 2021 Annual Report, the Company’s 2021 quarterly filings did not reflect adoption of the following guidance on Leases (Topic 842) ("ASU 2016-02") and ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as the Company was not required to have adopted it.

Recently adopted accounting pronouncement

Income Taxes
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), simplifies the various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance to improve consistent application. The adoption of ASU 2019-12 beginning January 1, 2021 did not have a material impact on our condensed consolidated financial statement and related disclosures.
Leases

In February 2016, the FASB issued Leases (Topic 842) ("ASU 2016-02"), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability the balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease, and (ii) lease expense for operating leases and amortization and interest expense for financing leases, in statement of operations. Leases with a term of

12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance became effective for the Company for annual periods beginning after December 15, 2021, including interim periods within that fiscal year, and early adoption is permitted.

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

Current Expected Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13’). ASU 2016-13 introduced a current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements. Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. The Company adopted the guidance using a modified retrospective approach as of January 1, 2021 which resulted in no cumulative-effect adjustment to retained earnings.

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

5. Acquisition of Metromile
On July 28, 2022 (the "Acquisition Date"), the Company completed its acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized car insurance policies by the mile (the "Metromile Acquisition"). The Company acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile. As a result of the acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, upon closing of the Metromile Acquisition, the Company assumed all outstanding and unexercised options, and outstanding restricted stock units (collectively referred to as "replacement awards") as of the Acquisition Date, which were converted into corresponding awards using the same exchange ratio of 0.05263 and with substantially identical terms and conditions prior to the close of the Metromile Acquisition.

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

The following table presents the preliminary allocation of purchase consideration recorded on the condensed consolidated balance sheet as of the Acquisition Date ($ in millions):

Assets acquired
Fixed maturities, available for sale, at fair value	$1.8
Short-term investments	64.2
Cash, cash equivalents and restricted cash	98.8
Premiums receivable	17.4
Reinsurance recoverable	14.5
Property and equipment	4.6
VOBA	1.7
Intangible assets - technology	28.0
Intangible assets - insurance licenses	7.5
Other assets	14.7
Total assets acquired	$253.2
Liabilities assumed
Unpaid loss and loss adjustment expenses	$84.4
Unearned premium	15.1
Trade payables	0.8
Ceded premium payable	12.0
Other liabilities and accrued expenses	22.2
Total liabilities assumed	$134.5
Total identifiable net assets acquired	$118.7
Total purchase consideration	$137.7
Goodwill	$19.0

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

The results of operations for Metromile of $35.0 million of revenue and $36.4 million of net loss from the date of the acquisition to the year ended December 31, 2022, have been included within the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred transaction and integration costs of approximately $8.4 million for the year ended December 31, 2022. These expenses were included in General and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the year ended December 31, 2022 and 2021 as if the Metromile Acquisition had occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the Metromile Acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Metromile.

Unaudited Pro Forma:

	December 31,
	2022	2021
Total Revenue	$309.3	$228.4
Net loss	$(383.0)	$(458.1)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•a net decrease in amortization expense of $2.0 million that would have been recognized due to acquired intangible assets;
•an increase of $10.0 million for acquisition-related transaction costs;
•a decrease in operating revenues of $4.9 million due to the elimination of deferred revenues and assigned no value at the Acquisition Date;
•a decrease to amortization expense of $1.3 million due to the elimination of unamortized deferred acquisition costs;
•an increase to income of $0.6 million due to the adjustment of the loss and loss adjustment expense reserves at fair value; and
•an increase in income of $2.0 million due to the depreciation of ROU assets and lease expense upon adoption of ASC 842.

6. Investments
Unrealized gains and losses

The following tables present cost or amortized cost and fair values of investments in fixed maturities at December 31, 2022 and 2021, respectively ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2022
Corporate debt securities	$549.7	$0.1	$(19.6)	$530.2
U.S. Government obligations	121.0	—	(3.7)	117.3
Asset-backed securities	2.8	—	—	2.8
Municipal securities	—	—	—	—
Total	$673.5	$0.1	$(23.3)	$650.3

December 31, 2021
Corporate debt securities	$593.4	$—	$(4.7)	$588.7
U.S. Government obligations	102.2	0.1	(0.8)	101.5
Asset-backed securities	—	—	—	—
Municipal securities	1.2	—	—	1.2
	$696.8	$0.1	$(5.5)	$691.4
Gross unrealized losses for investments in fixed maturities was $23.3 million and $5.5 million as of December 31, 2022 and 2021. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of December 31, 2022 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Cost or Amortized Cost	Fair Value
Due in one year or less	$242.3	$238.0
Due after one year through five years	431.2	412.3
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$673.5	$650.3

Aging of gross unrealized losses
The following tables present the gross unrealized losses and related fair values for the Company's investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2022 and 2021 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Corporate debt securities	$83.6	$(2.1)	$428.1	$(17.5)	$511.7	$(19.6)
U.S. Government obligations	29.6	(0.2)	85.1	(3.5)	114.7	(3.7)
Asset-backed securities	2.8	—	—	—	2.8	—
Municipal securities	—	—	—	—	—	—
Total	$116.0	$(2.3)	$513.2	$(21.0)	$629.2	$(23.3)

December 31, 2021
Corporate debt securities	$581.9	$(4.7)	$—	$—	$581.9	$(4.7)
U.S. Government obligations	95.0	(0.8)	0.5	—	95.5	(0.8)
Asset-backed securities	—	—	—	—	—	—
Municipal securities	1.2	—	—	—	1.2	—
Total	$678.1	$(5.5)	$0.5	$—	$678.6	$(5.5)
Gross unrealized losses for investments in fixed maturities for twelve months or more was $21.0 million and less than $0.1 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, 262 of the securities held were in an unrealized loss position. The Company determined that unrealized losses on investment in fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investments in fixed maturities before the recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the years ended December 31, 2022 and 2021.

Special deposits
Bonds with a total carrying value of $11.8 million and $6.8 million at December 31, 2022 and 2021, respectively, which are included in fixed maturities available-for-sale on the consolidated balance sheets, were deposited with various state insurance departments, as required, to comply with state insurance laws. The carrying value of bonds deposited with each respective state is as follows ($ in millions):

	December 31,
U.S. State	2022	2021
New York	$2.8	$2.8
Delaware	2.8	—
Washington	1.2	1.2
Colorado	1.1	1.1
Virginia	0.8	0.3
New Mexico	0.6	0.3
North Carolina	0.6	0.3
New Jersey	0.6	—
Nevada	0.4	0.4
Arkansas	0.3	0.1
Florida	0.2	0.2
Massachusetts	0.2	0.1
Kansas	0.1	—
Kentucky	0.1	—
Total	$11.8	$6.8
Net investment income
An analysis of net investment income follows ($ in millions):

	December 31,
	2022	2021	2020
Interest on cash and cash equivalents	$1.2	$0.4	$1.0
Fixed maturities	5.7	1.5	0.1
Short-term investments	1.9	0.1	0.4
Total	8.8	2.0	1.5
Investment expense	0.4	0.1	—
Net investment income	$8.4	$1.9	$1.5
Investment gains and losses
The Company had pre-tax realized capital losses of $0.4 million for the year ended December 31, 2022. There were no pre-tax realized capital gains and losses for the years ended December 31, 2021 and 2020.

7. Fair Value Measurements
The following tables present the Company's fair value hierarchy for financial assets and liabilities measured as of December 31, 2022 and 2021 ($ in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$530.2	$—	$530.2
U.S. Government obligations	—	117.3	—	117.3
Asset-backed securities	—	2.8	—	2.8
Municipal securities	—	—	—	—
Fixed maturities	—	650.3	—	650.3
Short term investments	—	99.8	—	99.8
Total	$—	$750.1	$—	$750.1

Financial Liabilities:
Warrant liability	$—	$—	$0.3	$0.3

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$588.7	$—	588.7
U.S. Government obligations	—	101.5	—	101.5
Asset-backed securities	—	—	—	—
Municipal securities	—	1.2	—	1.2
Fixed maturities	—	691.4	—	691.4
Short term investments	—	110.4	—	110.4
Total	$—	$801.8	$—	$801.8

Financial Liabilities:
Warrant liability	$—	$—	$—	$—
The fair value of all our different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2022 and 2021.
Warrant liability
As part of the Metromile Acquisition as discussed in Note 5, public and private warrants were assumed and are measured at fair value on a recurring basis at the end of the reporting period, and classified as level 3 for fair value hierarchy disclosure purposes. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under “Other Liabilities and Accrued Expenses” on the consolidated balance sheet at fair value, with changes in fair value recognized and presented under “General and Administrative expenses” in the consolidated statement of operations and comprehensive loss. The Company utilized the binomial Monte-Carlo simulation to estimate the fair value of these warrants which are currently not actively traded as of reporting date, and are determined based on the following assumptions:

December 31, 2022
Weighted average expected term (years)	3.11
Risk-free interest rate	4.2%
Volatility	80%
Expected dividend yield	—

The following table below presents the change in fair value of the warrant liability ($ in millions):

December 31, 2022
Balance as of January 1	$—
Initial measurement of warrants liability as of July 31, 2022	0.5
Change in fair value	(0.2)
Balance as of December 31	$0.3
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

Reinsurance recoverable
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable. Such balance as of December 31, 2022 and 2021 are presented in the table below ($ in millions).

	December 31,
	2022	2021
Reinsurance recoverable on paid losses	$32.2	$17.1
Ceded unpaid loss and LAE	124.6	72.7
Total reinsurance recoverable	$156.8	$89.8

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company has the following unsecured reinsurance recoverable balances from reinsurers at December 31, 2022 and 2021 with all but one having an A.M. Best rating of A (Excellent) or better ($ in millions):

AM Best Rating		December 31,
	Reinsurer	2022	2021
A+	Hannover Rueck SE	$100.1	$60.2
A+	Swiss Reinsurance America Corporation	27.6	12.4
A	MAPFRE Re, Compania De Reaseguros S.A.	23.8	14.4
NR	Lloyd's Underwriter Syndicate No. 1084 CSL	4.3	4.4
NR	Lloyd's Underwriter Syndicate no. 2791 MAP	1.0	—
NR	Lloyd's Underwriter Syndicate no. 2001 AML	0.5	0.7
A	Lloyd's Underwriter Syndicate no. 0033 HIS	0.4	0.8
A+	Munich Reinsurance America Inc	0.4	0.6
A	Lloyd's Underwriter Syndicate no. 2357 NCL	0.4	0.6
A++	General Reinsurance Corporation	0.4	—
		$158.9	$94.1
	Other reinsurers	0.7	6.2
		$159.6	$100.3

Premium written, earned and losses and LAE incurred
The impact of reinsurance treaties on the Company's consolidated statements of operations and comprehensive income is as follows ($ in millions):

	December 31,
	2022	2021	2020
Premium written:
Direct	$555.6	$375.7	$214.4
Assumed	0.1	—	—
Ceded	(333.1)	(273.4)	(171.7)
Net premium written	$222.6	$102.3	$42.7

Premium earned:
Direct	$490.5	$292.0	$158.7
Assumed	—	—	—
Ceded	(318.1)	(215.0)	(81.4)
Net premium earned	$172.4	$77.0	$77.3

Loss and LAE incurred:
Direct	$441.0	$264.1	$113.4
Assumed	—	—	—
Ceded	(273.7)	(192.2)	(58.7)
Net loss and LAE incurred	$167.3	$71.9	$54.7
9. Deferred Acquisition Costs
Deferred acquisition costs consist primarily of commissions, premium taxes and other acquisition costs incurred that are directly related to the successful acquisition of insurance policies written on a direct basis. The amortization of deferred acquisition costs is included in other insurance expense in the consolidated statements of operations and comprehensive loss. The following table presents the policy acquisition costs deferred and amortized ($ in millions):

	December 31,
	2022	2021
Deferred Acquisition Costs:
Balance, January 1	$6.2	$3.5
Add:
Premium taxes and other acquisition costs	14.1	9.8
Direct commissions	3.6	2.4
Less:
Amortization of net deferred acquisition costs	(17.0)	(9.5)
Balance, December 31	$6.9	$6.2

Other Insurance Expense:
Amortization of net deferred acquisition costs	$17.0	$9.5
Period costs	27.0	14.6
Total other insurance expense	$44.0	$24.1

10. Property and Equipment, net
Property and equipment, net consists of the following ($ in millions):

	December 31,
	2022	2021
Computer equipment and software	$20.7	$11.7
Leasehold improvements	13.4	4.6
Furniture and equipment	3.7	1.3
	37.8	17.6
Accumulated depreciation	(18.2)	(5.9)
Property and equipment, net	$19.6	$11.7
Depreciation expense was $6.9 million, $3.7 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
The Company capitalized costs related to the development of internal-use software of $16.0 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
11. Intangible Assets
Identifiable intangible assets consist of the following ($ in millions):

		December 31, 2022			December 31, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Insurance licenses	Indefinite	$7.5	$—	$7.5	$—	$—	$—
Trademark	Indefinite	0.6	—	0.6	0.6	—	0.6
Technology	3	28.0	3.9	24.1	—	—	—
VOBA	0.5	1.7	1.4	0.3	—	—	—
		$37.8	$5.3	$32.5	$0.6	$—	$0.6
Intangible assets noted in the above table were acquired as part of the Metromile acquisition except for a trademark associated with the Company’s name which was acquired in 2019. The Company intends to maintain the trademark and renewals will take place as needed.

Amortization expense amounted to $5.3 million for the year ended December 31, 2022, and there was no amortization expense for the year ended December 31, 2021 and 2020, respectively. Amortization expense is included in “General and Administrative Expense” in the consolidated statement of operations and comprehensive loss.

As of December 31, 2022, the estimated aggregate amortization expense for the Company’s intangible assets for the next five years is as follows ($ in millions):

2023	$9.6
2024	9.3
2025	5.5
2026	—
2027	—
Thereafter	—
$24.4

12. Other Assets
Other assets consists of the following ($ in millions):

	December 31,
	2022	2021
Right-of-Use assets (Note 21)	$26.4	$21.9
Ceding commission receivable	21.0	14.5
Prepaid expenses	14.0	10.6
Income tax receivable	5.0	—
Investment income due and accrued	3.7	3.4
Other	5.1	2.8
Total other assets	$75.2	53.2
13. Unpaid Loss and Loss Adjustment Expense
The following table presents the activities in the liability for unpaid loss and loss adjustment expense (“LAE”) as of December 31, 2022 and 2021 ($ in millions):

	December 31,
	2022	2021
Unpaid loss and LAE as of January 1	$97.9	$46.3
Less: Reinsurance recoverable(1)	72.7	36.3
Net unpaid loss and LAE as of January 1	25.2	10.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	170.5	73.2
Prior years	(3.2)	(1.3)
Total incurred	167.3	71.9
Deduct: Paid losses and LAE, net of reinsurance, related to:
Current year	106.9	49.2
Prior years	30.1	7.5
Total paid	137.0	56.7
Unpaid loss and LAE, net of reinsurance recoverable acquired from Metromile	76.2	—
Unpaid loss and LAE, net of reinsurance recoverable, as of December 31	131.6	25.2
Reinsurance recoverable as of December 31(1)	124.6	72.7
Unpaid loss and LAE, gross of reinsurance recoverable, as of December 31	$256.2	$97.9
____________
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $3.2 million and $1.3 million as of December 31, 2022 and December 31, 2021, respectively. No additional premium or returned premium have been accrued as a result of prior year effects.

For the year ended December 31, 2022, current accident year incurred loss and LAE included $0.4 million of net incurred loss and LAE from Hurricane Ian and $7.6 million from winter storm Elliott. The net incurred loss and LAE from Hurricane Ian and winter storm Elliott as of December 31, 2022 represents the Company’s best estimates based upon information currently available.

For the year ended December 31, 2021, current accident year incurred loss and LAE included $6.9 million of net incurred loss and LAE from the severe winter storm (“Uri”) that affected our customers in Texas and Oklahoma, and $0.8 million relating to wildfires in Colorado. The net incurred loss and LAE from Uri and from the wildfires as of December 31, 2022 represents the Company's best estimates based upon information currently available.

The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (Accident Year) when analyzing claim payment and emergence patterns and trends over time. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and includes claims that do not result in a liability or payment associated with these claims.
The following is information about incurred and paid loss development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts. The Company separates home and renters claim experience from its pet claim experience when analyzing incurred and paid loss and allocated loss adjustment expenses, as there are distinct differences in the development and claim count emergence patterns. The information about incurred and paid claims development for the years ended prior to December 31, 2022, is presented as unaudited supplementary information.

Home and Renters Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

								December 31, 2022
									Cumulative Number of Reported Claims
	December 31,
	2016	2017	2018	2019	2020	2021	2022	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$—	$—	$—	$—	$—	$—	$—	$—	8
2017	—	1.7	1.7	1.7	1.7	1.7	1.7	—	1,758
2018	—	—	15.0	13.5	13.4	13.4	13.4	—	10,530
2019	—	—	—	46.0	46.1	46.3	46.3	—	19,492
2020	—	—	—	—	53.0	51.5	51.5	0.5	30,205
2021	—	—	—	—	—	59.4	55.9	2.3	53,285
2022	—	—	—	—	—	—	96.5	28.8	51,808
Total incurred losses and ALAE, net							$265.3	$31.6	167,086
Amounts in accident year 2016 for the years ended December 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022 were less than $0.1 million, respectively. IBNR, net of reinsurance as of December 31, 2022 for accident years 2016, 2017, 2018, and 2019 was less than $0.1 million.

Home and Renters Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2016	2017	2018	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$—	$—	$—	$—	$—	$—	$—
2017	—	1.6	1.7	1.7	1.7	1.7	1.7
2018	—	—	13.2	13.2	13.4	13.4	13.4
2019	—	—	—	36.4	46.1	46.3	46.3
2020	—	—	—	—	43.1	50.2	51.3
2021	—	—	—	—	—	37.8	53.4
2022	—	—	—	—	—	—	52.7
Total paid losses and ALAE, net							$218.8
Total unpaid loss and ALAE reserves, net							$46.9
Ceded unpaid loss and LAE							$101.0
Gross unpaid loss and LAE							$147.9
Cumulative paid loss and ALAE, net of reinsurance related to accident year 2016 was less than $0.1 million during the years ended December 31, 2016, 2017, 2018 , 2019, 2020, 2021, and 2022, respectively.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Home and renters	80%	15%	5%

Pet Incurred loss and allocated loss adjustment expense, net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

				December 31, 2022
					Cumulative Number of Reported Claims
	December 31,
	2020	2021	2022	IBNR
	(unaudited)	(unaudited)
Accident Year
2020	$0.7	$0.6	$1.0	$—	20,796
2021	—	10.0	9.7	0.2	195,156
2022	—	—	27.4	0.5	345,557
Total incurred losses and ALAE, net			$38.1	$0.7	561,509

Pet Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2020	2021	2022
	(unaudited)	(unaudited)
Accident Year
2020	$0.4	$0.6	$0.7
2021	—	7.6	9.4
2022	—	—	21.8
Total paid losses and ALAE, net			$31.9
Total unpaid loss and ALAE reserves, net			$5.9
Ceded unpaid loss and LAE			11.3
Gross unpaid loss and LAE			$17.2

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Pet	88%	11%	1%

Car Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance (1)
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

								December 31, 2022
									Cumulative Number of Reported Claims

	2016	2017	2018	2019	2020	2021	2022	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$1.6	$2.0	$1.7	$1.7	$1.8	$1.9	$2.0	$0.1	1,630
2017	—	28.6	30.0	30.2	31.4	32.3	32.5	0.9	29,073
2018	—	—	31.4	29.7	31.9	31.8	33.9	3.0	44,104
2019	—	—	—	24.2	24.0	23.2	24.6	3.2	51,129
2020	—	—	—	—	10.8	12.0	11.8	3.1	37,311
2021	—	—	—	—	—	75.3	75.3	6.6	42,985
2022	—	—	—	—	—	—	80.6	21.9	42,605
Total incurred losses and ALAE, net							$260.7	$38.8	248,837
(1) Table above retrospectively includes Metromile's historical incurred accident year claim information for periods presented.

Car Cumulative paid loss and ALAE, net of reinsurance (1)
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2016	2017	2018	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$0.2	$1.2	$1.5	$1.7	$1.7	$1.9	$1.9
2017	—	17.3	24.3	28.1	30.1	30.8	31.7
2018	—	—	16.8	24.4	28.2	27.6	30.2
2019	—	—	—	13.5	18.7	14.5	18.8
2020	—	—	—	—	5.2	(0.9)	5.6
2021	—	—	—	—	—	38.4	58.9
2022	—	—	—	—	—	—	44.1
Total paid losses and ALAE, net							$191.2
Total unpaid loss and ALAE reserves, net (2)							$71.5
Ceded unpaid loss and LAE							$12.3
Gross unpaid loss and LAE							$83.8
(1) Table above retrospectively includes Metromile's historical paid accident year claim information for periods presented.
(2) Includes the fair value adjustment on insurance contract intangible liability of $2.0 million.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Car	52%	22%	26%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows ($ in millions):

December 31, 2022
Unpaid Loss and ALAE, net
Home and renters	$46.9
Pet	5.9
Car	71.5
124.3
Reinsurance recoverable on Unpaid Loss and ALAE, net
Home and renters	101.0
Pet	11.3
Car	12.3
124.6
Unallocated LAE	7.3
Gross Unpaid Loss and Loss Adjustment Expenses	$256.2

14. Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses consists of the following ($ in millions):

	December 31,
	2022	2021
Lease liabilities (Note 21)	$35.2	$22.3
Employee compensation payable	12.8	5.4
Uncertain tax position	8.1	—
Accrued advertising costs	6.8	11.2
Premium taxes payable	6.2	5.4
Accrued professional fees	5.5	4.6
Advance premium	2.1	2.0
Accrued hosting and software	2.0	0.6
Income taxes payable	0.6	4.7
Warrant liability	0.3	—
Other payables	4.9	1.2
Total	$84.5	$57.4
15. Stockholders' Equity
Common stock
The Company completed its IPO on July 2, 2020, in which the Company issued and sold 12,650,000 shares of its common stock at a public offering price of $29 per share, including 1,650,000 shares sold upon the exercise of the underwriter's option to purchase additional shares. After underwriter discounts and commissions and other offering costs, net proceeds from the IPO were approximately $335.6 million. Offering cost of approximately $3.5 million were recognized as a component of general and administrative expense for the year ended December 31, 2020.

In connection with the IPO, the Company's outstanding convertible preferred stock were converted into 31,557,107 shares of common stock. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the preferred stock to common stock and additional paid in capital.

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

On July 28, 2022, the Company completed its acquisition of Metromile in which 6,901,934 shares of Lemonade’s common stock were issued to Metromile stockholders as discussed in Note 5.

As of December 31, 2022 and 2021, the Company was authorized to issue 200,000,000 shares with par value of $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.
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

Undesignated Preferred Stock
As of December 31, 2022 and 2021, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of December 31, 2022 and 2021, there were no shares of undesignated preferred stock issued or outstanding.

Warrants
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

The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. As of December 31, 2022, there were 3,214,826 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan

On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. There were no shares issued under the 2020 ESPP as of December 31, 2022.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of December 31, 2022, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants were made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Assumed Share Option Plans
As part of the Metromile Acquisition, the Company assumed the Metromile 2011 Incentive Stock Plan (“2011 Plan”) and Metromile 2021 Incentive Stock Plan (“2021 Plan”) (collectively referred to as “Assumed Plans”).The equity awards assumed of 404,207 were granted from the respective Assumed Plans and will be settled in the Company’s common stock (see Note 5). The remaining unallocated shares reserved under both the 2011 and 2021 Plan were cancelled and no new awards will be granted under these Assumed Plans.

Options granted to employees and non-employees
The fair value of each option granted during the year ended December 31, 2022 and 2021 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	December 31,
	2022	2021
Weighted average expected term (years)	6.10	6.13
Risk-free interest rate	2.7%	1.3%
Volatility	47%	48%
Expected dividend yield	0%	0%
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
The following table summarizes activity ($ in millions, except for option and weighted-average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,573,744	$46.03	8.29	$85.86
Granted (1)	4,351,371	27.47
Exercised	(448,368)	7.97
Canceled	(716,090)	50.11
Outstanding as of December 31, 2022	9,760,657	$39.43	8.17	$8.05
Options exercisable as of December 31, 2022	3,420,165	$28.38	6.87	$7.93
Options unvested as of December 31, 2022	6,340,492	$45.37	8.89	$0.11
(1) includes assumed options of 72,410 from Metromile Acquisition (See Note 5)
On July 28, 2021, the Board of Directors of the Company approved the reduction in exercise price of certain options granted to employees in the beginning of 2021, with original exercise price ranging from $142.64 to $159.02 and were each repriced at an exercise price of $90.70 per share. Incremental compensation expense resulting from the repricing was $3.0 million, and compensation expense amounted to $0.7 million and $0.8 million for the years ended December 31, 2022 and 2021. There were no changes in the vesting schedule or maturity term of the options.

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2021	335,814	$66.94
Granted (1)	1,821,066	22.50
Vested	(263,732)	37.26
Canceled	(241,905)	27.42
Outstanding as of December 31, 2022	1,651,243	27.92
(1) includes assumed restricted stock units of 331,797 from the Metromile Acquisition (See Note 5)
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted included and classified in the consolidated statements of operations and comprehensive loss, including assumed awards from the Metromile Acquisition for the year ended December 31, 2022, as follows ($ in millions):

	December 31,
	2022	2021	2020
Loss and loss adjustment expense, net	$2.7	$1.5	$0.4
Other insurance expense	1.6	1.0	0.7
Sales and marketing	6.6	5.1	2.7
Technology development	24.4	18.2	3.1
General and administrative	24.0	18.3	3.7
Total stock-based compensation expense	$59.3	$44.1	$10.6
Stock-based compensation expense classified by award type as included in the consolidated statements of operations and comprehensive loss is as follows ($ in millions):

	December 31,
	2022	2021	2020
Stock options	$47.8	$40.1	$10.6
RSUs	11.5	4.0	—
Total stock-based compensation expense	$59.3	$44.1	$10.6

The total unrecognized expense granted to employees and non-employees outstanding as of December 31, 2022 was $95.7 million for stock options and $42.5 million for RSUs, with a remaining weighted average vesting period of 1.4 years for stock options and 1.6 years for RSUs.

17. Income Taxes
Corporate tax rates
Lemonade, Inc., together with its U.S. subsidiaries, is taxed under the tax laws of the United States and the statutory enacted corporate income tax rate for the years ended December 31, 2022 and 2021 is approximately 21%.

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
The components of the net deferred tax assets are as follows ($ in millions):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$262.2	$127.4
Deferred ceding commission	8.6	7.8
Lease liabilities	5.6	3.4
Unrealized loss on investments	5.5	—
Net unearned premium	5.3	2.6
Stock-based compensation	3.7	2.4
Charitable contribution	1.6	0.9
Startup costs	0.5	0.7
Other	—	0.6
Total gross deferred tax assets	293.0	145.8

Deferred tax liabilities:
Right-of-use assets	(3.8)	(3.3)
Depreciation and amortization	(1.0)	(2.2)
Deferred acquisition costs	(1.4)	(1.3)
Other	(3.8)	—
Total gross deferred tax liabilities	(10.0)	(6.8)

Valuation allowance	(283.0)	(139.0)
Total deferred tax assets, net	$—	$—
Income tax expense
Loss before tax consists of the following ($ in millions):

	December 31,
	2022	2021	2020
United States	$(225.5)	$(240.3)	$(123.6)
Foreign	(69.3)	6.7	2.8
Total	$(294.8)	$(233.6)	$(120.8)

Income tax expense consists of the following ($ in millions):

	December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	3.0	7.7	1.5
Total current	3.0	7.7	1.5

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$3.0	$7.7	$1.5
As of December 31, 2022 and 2021 respectively, $8.0 million and $0, if recognized, would decrease the effective tax rate. The 2022 increase of $8.0 million relates to the implementation of the transfer pricing methodology.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. For the years ended December 31, 2022 and 2021, respectively, the Company did not accrue and recognize interest expense related to uncertain tax positions.

We do not believe it is reasonably possible that our unrecognized tax benefits could increase or decrease within the next 12 months.

Balance at December 31, 2021	$—
Increase (decrease) on tax positions for prior years	—
Increase (decrease) on tax positions for current year	8.0
Settlements with taxing authorities	—
Reduction due to lapse of the applicable statute of limitations	—
Balance at December 31, 2022	$8.0

The provision for federal and foreign income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2022	2021	2020
Income at US statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.5%	(8.4)%	12.8%
Permanent differences	(3.7)%	(1.7)%	(1.2)%
Return to provision	—%	(0.9)%	—%
Foreign rate differential	0.2%	0.6%	0.2%
Valuation allowance	(18.1)%	(13.7)%	(33.9)%
Uncertain tax position	(2.7)%	—%	—%
Other	(0.2)%	(0.2)%	(0.1)%
Total income taxes	(1.0)%	(3.3)%	(1.2)%
Tax reform in the U.S.
The Company selected to apply the "period cost method" to account for the Global Intangible Low-Taxed Income, and treated it as a current-period expense for December 31, 2022, 2021 and 2020 and had a gross inclusion of $0.0 million, $14.0 million and $5.0 million respectively, in its taxable income.
Net operating loss carryforward
As of December 31, 2022, the Company has federal losses for tax purposes of $236.3 million, which can be offset against future taxable income. Of this federal loss carryforward, $15.7 million in losses will begin to expire in 2035 and $220.6 million in losses can be carried forward indefinitely. As of December 31, 2022, the Company has state and local losses for tax purposes of $25.8 million which will begin to expire in 2030.
The Company's income tax returns for 2019 through 2021 remain subject to examination by the U.S.
tax authorities.

Inflation Reduction Act

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act (“ACT”), which included a new corporate alternative minimum tax (“CAMT”). The ACT and CAMT is effective for tax years beginning after 2022. Based upon the projected adjusted financial statement income for 2023, the reporting entity (or the controlled group for which the reporting entity is a member) has determined that average “adjusted financial statement” is below the threshold for the 2023 tax year such that it does not expect to be required to perform the CAMT calculations nor be liable for any CAMT.
18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders (in millions)	$(297.8)	$(241.3)	$(122.3)
Denominator:
Weighted average common shares outstanding — basic and diluted	64,921,524	61,224,433	33,654,828
Net loss per share attributable to common stockholders — basic and diluted	$(4.59)	$(3.94)	$(3.63)

The Company's potentially dilutive securities, which include stock options and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021	2020
Options to purchase common stock	9,760,657	6,573,744	4,944,711
Unvested restricted stock	1,651,243	335,814	—
Warrants for common stock (1)	412,969	—	—
	11,824,869	6,909,558	4,944,711
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company’s common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263
19. Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company's key stockholders. During the years ended December 31, 2022, 2021 and 2020, the Company incurred travel related expenses in the amount of approximately $0.2 million, $0.1 million and $0.1 million respectively, in connection with these services.
The Company has historically leased office space in the United States and the Netherlands from an affiliate. Rental expense recorded for the years ended December 31, 2022, 2021 and 2020 in connection with this leased space was approximately $0.1 million, $0.1 million and $0.1 million, respectively. There were no outstanding amounts due to or from related parties as of December 31, 2022 and 2021.

The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 15), and recorded $12.2 million of non-cash expense within general and administrative expense for the year ended December 31, 2020. There were no outstanding amounts due to or from the Lemonade Foundation as of December 31, 2022 and 2021.
20. Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company has been made a party to class action litigation alleging that certain of our business practices are or were improper. The Company accrued a liability for this matter in accordance with ASC 450, Contingencies (“ASC 450”), and was settled in October 2022.

Metromile Shareholder Litigation Matter
Following the announcement of Metromile’s acquisition by the Company, multiple complaints were filed against Metromile and certain former officers and directors alleging that Metromile’s disclosures concerning the transaction were incomplete. Metromile also received demands to inspect its books and records under Delaware General Corporation Law Section 220, and one stockholder commenced litigation to enforce inspection rights. All of the foregoing complaints have been voluntarily dismissed with the plaintiffs reserving their rights to seek a fee in connection with each respective litigation. The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.

Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million as of December 31, 2022 and $0.6 million as of December 31, 2020 with respect to certain office leases. There were no guarantees as of December 31, 2021.
21. Leases
The Company and its subsidiaries lease their facilities under various operating lease agreements. The Company's headquarters in New York operates under a lease agreement that expires in November 2025. The Company's Israel based operations occupy offices with lease expiration dates that extend through July 2026. The Company also entered into a lease agreement to lease an office space in Scottsdale, Arizona that expires in November 2024. The Company also occupies an office space in Amsterdam, Netherlands with lease that expires in February 2027. As part of the Metromile Acquisition (Note 5), the Company acquired two lease agreements for an office space in San Francisco, California that expires in 2030 and an office space in Tempe, Arizona that expires in 2024.

Operating lease expense under ASC 842 for leased facilities is presented below:

	December 31,
	2022	2021
Operating lease expense	$7.0	$4.2
Short term lease expense	0.2	0.6
Variable lease cost	0.2	0.5
	$7.4	$5.3

Operating lease expense is included within continuing operations in the consolidated statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases is as follows ($ in millions):

	December 31,
	2022	2021
Operating cash outflow from operating leases	$6.5	$4.1
ROU assets obtained in exchange for lease liabilities for operating leases	$11.0	$19.5

Weighted-average remaining lease term and discount rate are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	4.7	4.1
Weighted-average discount rate	4.62%	4.62%

Maturities of operating lease liabilities as of December 31, 2022 is as follows ($ in millions):

2023	$8.8
2024	10.1
2025	9.0
2026	4.6
2027	2.6
Thereafter	6.1
Total	$41.2

Operating lease expense under ASC 840 for leased facilities was $3.8 million for the year ended December 31, 2020.

22. Statutory Financial Information
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices ("SAP") prescribed or permitted by regulatory authorities for statements of the Company's insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at amortized cost under SAP, whereas such securities are carried at fair value under GAAP, and (d) the criteria for recognizing net deferred tax assets ("DTAs") and the methodologies used to determine such amounts are different under SAP and GAAP.
Risk-based capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries.
LIC’s statutory capital and surplus amounted to $105.9 million and $99.4 million as of December 31, 2022 and 2021, respectively. LIC’s capital and surplus exceeded its authorized control level RBC of $28.2 million and $18.2 million as of December 31, 2022 and 2021, respectively.

MIC’s statutory capital and surplus amounted to $38.5 million as of December 31, 2022. MIC’s capital and surplus exceeded its authorized control level RBC of $8.7 million as of December 31, 2022.

Statutory Dividend Restriction
The payment of dividends by LIC is restricted by state insurance regulations. Under New York insurance law, LIC may pay cash dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that LIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the NYS Department of Financial Services, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the thirty-six months immediately preceding the declaration or distribution of the current dividend less any dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. As of December 31, 2022 and 2021, LIC was not eligible to make dividend payments.
The payment of dividends by MIC is restricted by the laws of the State of Delaware. The maximum amount that can be paid without prior notice or approval is the greater of 10% of surplus as regards policyholders as of the preceding December 31, or net income not including realized capital gains for the twelve-month period ending the preceding December 31. Because the Company has an unassigned deficit at December 31, 2022 and 2021, MIC’s dividend policy is governed by Section 5005(B) of the Delaware insurance code whereby a domestic insurer may not declare or pay a dividend or other distribution from any source other than earned surplus without the commissioner’s prior approval. MIC paid no dividends to the Company in 2022 and 2021.

23. Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine and general liability and private passenger auto lines of business. Gross written premium by jurisdiction is as follows ($ in millions):

	Years ended December 31,
	2022		2021		2020
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$142.0	25.6%	$93.9	25.0%	$49.8	23.2%
Texas	91.3	16.4%	72.5	19.3%	47.8	22.3%
New York	66.0	11.9%	47.3	12.6%	26.7	12.5%
New Jersey	28.3	5.1%	16.7	4.4%	8.6	4.0%
Illinois	26.3	4.7%	15.7	4.2%	9.8	4.6%
Georgia	19.8	3.6%	16.5	4.4%	11.6	5.4%
Washington	15.8	2.8%	5.4	1.4%	1.1	0.5%
Colorado	15.8	2.8%	9.2	2.4%	4.2	2.0%
Pennsylvania	14.4	2.6%	9.7	2.6%	5.1	2.4%
Virginia	13.0	2.3%	8.1	2.2%	3.9	1.8%
All others	123.0	22.2%	80.7	21.5%	45.8	21.3%
	$555.7	100.0%	$375.7	100.0%	$214.4	100.0%
24. Subsequent Events

Share-pool increase in 2020 Incentive Compensation Plan and 2020 Employee Stock Purchase Plan (“ESPP”)

On January 1, 2023, the 2020 Incentive Compensation Plan share pool was increased by 3,463,751 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2022. There was no increase in the 2020 ESPP share pool as of January 1, 2023 (Refer to Note 16).

Schedule V
LEMONADE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
($ in millions)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$139.0	$144.0	$—	$—	$283.0
Allowance for premium receivables	$1.6	$1.1	$—	$—	$2.7

Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$106.9	$32.1	$—	$—	$139.0
Allowance for premium receivables	$0.5	$6.2	$—	$(5.1)	$1.6

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) for the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company completed the Metromile Acquisition on July 28, 2022, and management excluded Metromile from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Metromile represented approximately 10% and 2% of the Company’s consolidated total assets and net assets, respectively, as of December 31, 2022, and approximately 14% and 12% of the Company’s consolidated total revenue and net loss, respectively for the year ended December 31, 2022. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Our management, including our co-principal executive officers and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm. See Report of Independent Registered Public Accounting Firm elsewhere in this Annual Report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our co-principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.lemonade.com in the “Investors Relations” section under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NYSE’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report.
Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, RSUs, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	11,411,900	$39.43	3,214,826
Equity compensation plans not approved by security holders	—	—	—
Total	11,411,900	$39.43	3,214,826
(1)    Consists of Lemonade, Inc.’s 2020 Plan, 2020 ESPP, the 2011 Plan and the 2021 Plan.
(2)    Includes 3,420,165 shares of common stock issuable upon exercise of stock options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan. Includes 72,410 shares of common stock issuable upon exercise of stock options under the 2011 Plan. Includes 331,797 shares of common stock issuable upon exercise of stock options under the 2021 Plan.
(3)    As of December 31, 2022, the weighted average exercise price of outstanding options under the 2020 Plan, the 2011 Plan and 2021 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan, was $39.43.

(4)    Includes 3,214,826 shares available for future issuance under the 2020 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 3,650,000 shares be available for issuance pursuant to the exercise of incentive stock options. On January 1, 2023, the 2020 Plan was increased by 3,463,751 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2022. On January 1, 2023, the Board took action such that no shares were added to the 2020 ESPP. The number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated Bylaws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2*	Amended and Restated Investors' Rights Agreement by and between Lemonade, Inc. and certain security holders of Lemonade, Inc., dated October 14, 2022.
4.3	Description of Securities	10-K	001-39367	4.3	3/8/2021
4.4	Warrant Agreement to Purchase Commons Stock, dated as of October 14, 2022 by and among Lemonade and Chewy Insurance Services LLC.	8-K	001-39367	10.2	10/20/2022
4.5	Warrant Agreement, dated September 2, 2020, between INSU Acquisitions Corp II and Continental Stock Transfer and Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
4.6	Amendment No. 1 to Warrant Agreement, dated June 17, 2022 between Metromile, Inc., Continental Stock Transfer & Trust Company, as warrant agent, an American Stock Transfer & Trust Company, as successor warrant agent	10-Q	001-39367	4.4	11/9/2022
4.7	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253-055	4.2	2/12/2021
10.1	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1	333-239007	10.2	6/8/2020
10.2#	Lemonade, Inc. 2020 Incentive Award Plan.	S-1/A	333-239007	10.9	6/23/2020
10.3#	Form of Option Agreement under the 2020 Incentive Award Plan.	S-1	333-252017	10.9	1/11/2021
10.4#	Non-Employee Director Compensation Policy.	S-1/A	333-239007	10.19	6/23/2020
10.5#	Lemonade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239007	10.20	6/23/2020
10.6#	Severance Agreement by and between Jorge Espinel and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.10	8/12/2020
10.7#	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.11	8/12/2020
10.8#	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.12	8/12/2020
10.9#	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.13	8/12/2020
10.10#	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
10.11#	Offer Letter, by and between Tim Bixby and Lemonade, Inc., dated May 25, 2017.	S-1	333-239007	10.6	6/8/2020
10.12#	Offer Letter, by and between Jorge Espinel and Lemonade, Inc., dated August 26, 2018.	S-1	333-239007	10.7	6/8/2020
10.13#	Amended and Restated 2015 Incentive Share Option Plan.	S-1	333-239007	10.8	6/8/2020
10.14#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (Israel).	S-1	333-252017	10.6	1/11/2021
10.15#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (U.S.).	S-1	333-252017	10.7	1/11/2021
10.16	Stock Purchase Agreement, by and between Tim Bixby and Lemonade, Inc., dated June 1, 2017.	S-1	333-239007	10.10	6/8/2020
10.17	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated March 8, 2017.	S-1	333-239007	10.11	6/8/2020
10.18	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated October 3, 2016.	S-1	333-239007	10.12	6/8/2020
10.19	AWS Customer Agreement, by and between Amazon Web Services, Inc. and Lemonade, Inc.	S-1	333-239007	10.13	6/8/2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Tokio Marine & Nichido Fire Insurance Co. Ltd. and MAPFRE Re (Spain), dated May 12, 2020.	S-1/A	333-239007	10.1	6/30/2020
10.21 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated April 4, 2020.	S-1/A	333-239007	10.14	6/30/2020
10.22 †	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers.	10-Q	001-39367	10.1	8/09/2022
10.23 †	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer Arch Reinsurance Company, dated August 2, 2022.	10-Q	001-39367	10.2	8/09/2022
10.24 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers Arch Re (Bermuda), Lloyd's Underwriter Syndicate No. 1084 CSL and Swiss Re America (US), dated May 13, 2020.	S-1/A	333-239007	10.17	6/30/2020
10.25 †	Whole Account Quota Share Reinsurance Contract issued to Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer AXA XL (Catlin Re Switzerland), dated February 28, 2020.	S-1/A	333-239007	10.18	6/30/2020
10.26 †	Severance Agreement by and between Adina Eckstein and Lemonade, Inc. dated August 5, 2021	10-Q	001-39367	10.1	8/11/2021
10.27 †	Form of Voting and Support Agreement	10-Q	001-39367	10.2	11/9/2021
10.28 †	Form of Restricted Stock Unit Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.2	8/11/2021
10.29 †	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated April 4, 2020	10-Q	001-39367	10.3	8/11/2021
10.30 †	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Tokio Marine & Nichido Fire Insurance Co. Ltd., dated May 12, 2020.	10-Q	001-39367	10.4	8/11/2021
10.31 †	Amendment to the Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer MAPFRE Re (Spain), dated May 12, 2020.	10-Q	001-39367	10.5	8/11/2021
10.32 †	Form of Option Agreement under the 2020 Incentive Award Plan (Israel).	10-Q	001-39367	10.1	5/12/2021
10.33	Omnibus Agreement, dated as of October 14, 2022, by and between Lemonade, Inc. and Chewy Insurance Services, LLC	8-K	001-39367	10.1	10/20/2022
10.34#	Metromile, Inc. 2021 Equity Incentive Plan	S-8	333-266362	99.2	7/28/2022
10.35#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended	S-8	333-266362	99.3	7/28/2022
10.36*	Automobile Quota Share Reinsurance Contract issued to Metromile Insurance Company by the Subscribing Reinsurer MAPFRE Re (Spain), dated March 23, 2023.
10.37*	Personal Automobile Quota Share Reinsurance Contract issued to Metromile Insurance Company by Swiss Re America Corporation, dated February 24, 2023.
21.1*	List of Subsidiaries of Lemonade, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Title	Date

/s/ Daniel Schreiber	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	March 3, 2023
Daniel Schreiber

/s/ Shai Wininger	Co-Chief Executive Officer (Co-Principal Executive Officer) and Director	March 3, 2023
Shai Wininger

/s/ Tim Bixby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2023
Tim Bixby

/s/ Michael Eisenberg	Director	March 3, 2023
Michael Eisenberg

/s/ Silvija Martincevic	Director	March 3, 2023
Silvija Martincevic

/s/ Irina Novoselsky	Director	March 3, 2023
Irina Novoselsky

/s/ Mwashuma Nyatta	Director	March 3, 2023
Mwashuma Nyatta