Form 10-Q
period 2023-03-31
Lemonade, Inc.
filed 2023-05-05
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LMND	New York Stock Exchange
Warrants to Purchase Common Stock	LMND.WS	New York Stock Exchange American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2023, the registrant had 69,490,739 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•Regulators may limit our ability to develop or implement our proprietary artificial intelligence algorithms, and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.
•New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
•We rely on artificial intelligence, telematics, mobile technology and our digital platforms to collect data that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
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
•We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions. In addition, insurance regulators of other states in which we are licensed to operate may also conduct examinations or other targeted investigations, which may also result in adverse examination findings and necessitate remedial actions.
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
•The combined company may be exposed to increased litigation, which could have an adverse effect on our business and operations.

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
•Climate risks, including risks associated with disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
•Increasing scrutiny, actions and changing expectations from investors, clients, regulators and our employees with respect to environmental, social and governance ("ESG") matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
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
•SoftBank has sole voting and dispositive voting control over approximately 17.3% of our common stock as of March 31, 2023. This concentration of voting control could limit the ability of our stockholders to influence the outcome of important transactions, including a change in control.
•We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Annual Report on Form 10-K") and in this Quarterly Report.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. In this Quarterly Report, unless we indicate otherwise or the context requires, "Lemonade," the “Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, and Metromile, LLC.

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $665.7 million and $673.5 million as of March 31, 2023 and December 31, 2022, respectively)	$648.5	$650.3
Short-term investments (cost: $89.5 million and $99.9 million as of March 31, 2023 and December 31, 2022, respectively)	89.4	99.8
Total investments	737.9	750.1
Cash, cash equivalents and restricted cash	254.8	286.5
Premium receivable, net of allowance for credit losses of $2.7 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively	185.0	179.6
Reinsurance recoverable	153.7	156.8
Prepaid reinsurance premium	159.8	164.5
Deferred acquisition costs	6.9	6.9
Property and equipment, net	19.8	19.6
Intangible assets	29.8	32.5
Goodwill	19.0	19.0
Other assets	74.5	75.2
Total assets	$1,641.2	$1,690.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$245.2	$256.2
Unearned premium	297.8	288.0
Trade payables	1.9	1.1
Funds held for reinsurance treaties	129.1	136.0
Deferred ceding commission	39.5	39.7
Ceded premium payable	20.9	18.4
Other liabilities and accrued expenses	85.0	84.5
Total liabilities	819.4	823.9
Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 69,449,348 and 69,275,030 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,769.6	1,754.1
Accumulated deficit	(925.5)	(859.7)
Accumulated other comprehensive loss	(22.3)	(27.6)
Total stockholders' equity	821.8	866.8
Total liabilities and stockholders' equity	$1,641.2	$1,690.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Net earned premium	$68.2	$27.4
Ceding commission income	17.2	14.0
Net investment income	5.0	0.9
Commission and other income	4.8	2.0
Total revenue	95.2	44.3

Expense
Loss and loss adjustment expense, net	63.6	24.4
Other insurance expense	13.6	9.1
Sales and marketing	28.2	38.3
Technology development	21.8	16.9
General and administrative	32.7	28.2
Total expense	159.9	116.9
Loss before income taxes	(64.7)	(72.6)
Income tax expense	1.1	2.2
Net loss	$(65.8)	$(74.8)

Other comprehensive loss, net of tax
Unrealized gain (loss) on investments in fixed maturities	6.0	(14.3)
Foreign currency translation adjustment	(0.7)	(1.1)
Comprehensive loss	$(60.5)	$(90.2)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.95)	$(1.21)

Weighted average common shares outstanding—basic and diluted	69,334,103	61,698,568

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	174,318	—	0.1	—	—	0.1
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(65.8)	—	(65.8)
Other comprehensive income	—	—	—	—	5.3	5.3
Balance as of March 31, 2023	69,449,348	$—	$1,769.6	$(925.5)	$(22.3)	$821.8

Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Exercise of stock options and distribution of restricted stock units	97,743	—	0.6	—	—	0.6
Stock-based compensation	—	—	14.1	—	—	14.1
Net loss	—	—	—	(74.8)	—	(74.8)
Other comprehensive loss	—	—	—	—	(15.4)	(15.4)
Balance as of March 31, 2022	61,758,739	$—	$1,568.2	$(636.7)	$(18.8)	$912.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(65.8)	$(74.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.1	1.5
Stock-based compensation	15.4	14.1
Amortization of discount on bonds	0.2	2.5
Provision for bad debt	2.3	2.0
Changes in operating assets and liabilities:
Premium receivable	(7.7)	(10.6)
Reinsurance recoverable	3.1	(22.7)
Prepaid reinsurance premium	4.7	(7.1)
Deferred acquisition costs	—	(0.5)
Other assets	0.7	(4.2)
Unpaid loss and loss adjustment expense	(11.0)	9.7
Unearned premium	9.8	14.7
Trade payables	0.8	1.6
Funds held for reinsurance treaties	(6.9)	5.1
Deferred ceding commissions	(0.2)	2.3
Ceded premium payable	2.5	16.1
Other liabilities and accrued expenses	0.6	10.8
Net cash used in operating activities	(46.4)	(39.5)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	36.6	44.7
Proceeds from bonds sold or matured	106.9	9.2
Cost of short-term investments acquired	(23.2)	(17.9)
Cost of bonds acquired	(102.3)	(29.1)
Purchases of property and equipment	(2.7)	(2.8)
Net cash provided by investing activities	15.3	4.1
Cash flows from financing activities:
Proceeds from stock exercises	0.1	0.6
Net cash provided by financing activities	0.1	0.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(0.8)
Net decrease in cash, cash equivalents and restricted cash	(31.7)	(35.6)
Cash, cash equivalents and restricted cash at beginning of period	286.5	270.6
Cash, cash equivalents and restricted cash at end of period	$254.8	$235.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.2	$1.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's US and EU subsidiaries, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 as included in the Company's Annual Report on Form 10-K (the "Annual Report on Form 10-K") for more complete descriptions and discussions.

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
Risk and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact the Company. Although the Company did not see a material impact on its results of operations for the three months ended March 31, 2023 and year ended December 31, 2022 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022 as included in the Company’s Annual Report on Form 10-K.
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverables on unpaid losses, intangible assets, valuation allowance on deferred tax assets and the valuation of stock-based compensation prior to the Company’s Initial Public Offering (the “IPO”).

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$250.1	$282.5
Restricted cash	4.7	4.0
Total cash, cash equivalents and restricted cash	$254.8	$286.5
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash primarily relates to security deposits for certain office leases. The Company also collects insurance policy premiums that it holds in a segregated cash account for transmittal to the underwriting carrier, or settlement of insurance related claims. The carrying value of restricted cash approximates fair value.
New Accounting Pronouncements
There are no new accounting standards not yet implemented that are expected to have a material effect on the Company's consolidated financial position or results of operations.
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

The results of operations for Metromile of $19.8 million of revenue and $5.1 million of net loss have been included within the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

The Company incurred transaction and integration costs of approximately $0.5 million for the three months ended March 31, 2022, and were included in General and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss.
6.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of March 31, 2023 and December 31, 2022 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2023
Corporate debt securities	$560.0	$0.6	$(15.2)	$545.4
U.S. Government obligations	103.9	0.1	(2.7)	101.3
Asset-backed securities	1.8	—	—	1.8
Total	$665.7	$0.7	$(17.9)	$648.5

December 31, 2022
Corporate debt securities	$549.7	$0.1	$(19.6)	$530.2
U.S. Government obligations	121.0	—	(3.7)	117.3
Asset-backed securities	2.8	—	—	2.8
Total	$673.5	$0.1	$(23.3)	$650.3

Gross unrealized losses for fixed maturities was $17.9 million as of March 31, 2023 and $23.3 million as of December 31, 2022. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of March 31, 2023 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Cost or Amortized Cost	Fair Value
Due in one year or less	$213.0	$208.9
Due after one year through five years	452.7	439.6
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$665.7	$648.5
Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended March 31,
	2023	2022
Interest on cash and cash equivalents	$1.2	$—
Fixed maturities	2.9	0.9
Short-term investments	1.0	0.1
Total	5.1	1.0
Investment expense	0.1	0.1
Net investment income	$5.0	$0.9

Investment gains and losses
The Company had pre-tax net realized capital losses of less than $0.1 million for the three months ended March 31, 2023, and less than $0.1 million for the three months ended March 31, 2022.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Corporate debt securities	$116.5	$(1.8)	$368.3	$(13.4)	$484.8	$(15.2)
U.S. Government obligations	29.3	(0.2)	53.6	(2.5)	82.9	(2.7)
Asset-backed securities	1.8	—	—	—	1.8	—
Total	$147.6	$(2.0)	$421.9	$(15.9)	$569.5	$(17.9)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Corporate debt securities	$83.6	$(2.1)	$428.1	$(17.5)	$511.7	$(19.6)
U.S. Government obligations	29.6	(0.2)	85.1	(3.5)	114.7	(3.7)
Asset-backed securities	2.8	—	—	—	2.8	—
Total	$116.0	$(2.3)	$513.2	$(21.0)	$629.2	$(23.3)

Investments in fixed maturities with gross unrealized losses for twelve months or more was $15.9 million and $21.0 million for March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, 239 of the securities held were in an unrealized loss position. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investment in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investment in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three months ended March 31, 2023. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of March 31, 2023 and December 31, 2022 ($ in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$545.4	$—	$545.4
U.S. Government obligations	—	101.3	—	101.3
Asset-backed securities	—	1.8	—	1.8
Fixed maturities	$—	$648.5	$—	$648.5
Short term investments	—	89.4	—	89.4
Total	$—	$737.9	$—	$737.9

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of March 31, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$530.2	$—	$530.2
U.S. Government obligations	—	117.3	—	117.3
Asset-backed securities	—	2.8	—	2.8
Fixed maturities	$—	$650.3	$—	650.3
Short term investments	—	99.8	—	99.8
Total	$—	$750.1	$—	$750.1

Financial Liabilities:
Warrant Liability	$—	$—	$0.3	$0.3
The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2023, other than the public and private warrants previously reported as Level 3 as discussed below. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2022.
Warrant liability
As part of the Metromile Acquisition as discussed in Note 5, public and private warrants were assumed and are measured at fair value on a recurring basis at the end of the reporting period, and classified as level 3 for fair value hierarchy disclosure purposes as of December 31, 2022. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under "Other Liabilities and Accrued Expenses" on the consolidated balance sheet at fair value, with changes in fair value recognized and presented under "General and Administrative expenses" in the consolidated statement of operations and comprehensive loss. The Company utilized the binomial Monte-Carlo simulation to estimate the fair value of the warrants which were not actively traded as of December 31, 2022.
As of March 31, 2023, the public warrants liability is classified as Level 1 for fair value hierarchy disclosure purposes, due to the use of an observable market quote in an active market, following the listing of the public warrants in New York Stock Exchange American. The Company also reclassified the private warrants liability from Level 3 to Level 2 as of March 31, 2023, as the Company considers the fair value of each private placement warrants to be equivalent to that of each public warrant, with an immaterial adjustment.
The following table below presents the change in fair value of the warrant liability (Public and Private) ($ in millions):

March 31, 2023
Balance as of January 1	$0.3
Initial measurement of warrants liability as of July 31, 2022	—
Change in fair value	(0.3)
Balance as of March 31 (1)	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of March 31, 2023.

8.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the three months ended March 31, 2023 and 2022 ($ in millions):

	Three Months Ended March 31,
	2023	2022
Unpaid loss and LAE at beginning of period	$256.2	$97.9
Less: Reinsurance recoverable at beginning of period (1)	124.6	72.7
Net unpaid loss and LAE at beginning of period	131.6	25.2
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	57.9	24.8
Prior years	5.7	(0.4)
Total incurred	63.6	24.4
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	26.9	10.6
Prior years	39.5	10.8
Total paid	66.4	21.4

Unpaid loss and LAE, net of reinsurance recoverable, at end of period	128.8	28.2
Reinsurance recoverable at end of period (1)	116.4	79.4
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$245.2	$107.6
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had unfavorable development on net loss and LAE reserves of $5.7 million for the three months ended March 31, 2023, and favorable development on net loss and LAE reserves of $0.4 million for the three months ended March 31, 2022. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the three months ended March 31, 2023, current accident year incurred loss and LAE included $0.3 million of net incurred loss and LAE from Hurricane Ian, $9.6 million from winter storm Elliott and $0.9 million from the tornados that impacted customers in the Southeast. The net incurred loss and LAE from Hurricane Ian, winter storm Elliott and from the tornados as of March 31, 2023 represents the Company's best estimates based upon information currently available.
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

The Company maintained proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” a specified percentage of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid a ceding commission for every dollar ceded, in addition to funding all of the corresponding claims at the same specified percentage as applied to premium. The Company opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").
The Company decreased the overall share of proportional reinsurance from 75% of the premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. In addition, the Company purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.
Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 through June 30, 2023. Under the terms of the agreement, the Company cedes 30% of premiums and losses to reinsurers.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of March 31, 2023 and December 31, 2022 consist of the following ($ in millions):

	March 31,	December 31,
	2023	2022
Lease liabilities	$33.6	$35.2
Accrued advertising costs	11.0	6.8
Uncertain tax position	9.0	8.1
Employee compensation	7.7	12.8
Accrued professional fees	6.4	5.5
Advance premium	3.9	2.1
Premium taxes payable	3.6	6.2
Accrued hosting and software	2.5	2.0
Income taxes payable	0.7	0.6
Warrant liability	—	0.3
Other payables	6.6	4.9
Total	$85.0	$84.5

10.    Stockholders’ Equity

Common stock
Upon closing of the IPO in 2020, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.
The Company completed a Follow-on Offering of common stock (the "Follow-on Offering") in 2021, which resulted in the issuance and sale of 3,300,000 shares of common stock of the Company, and 1,524,314 shares of common stock by certain selling shareholders, and generated net proceeds to the Company of $525.7 million after deducting underwriting discounts and commissions and other offering costs. The underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock of the Company, and generated additional net proceeds of $114.6 million to the Company after deducting underwriting discounts.
On July 28, 2022, the Company completed its acquisition of Metromile in which 6,901,934 shares of Lemonade's common stock were issued to Metromile stockholders as discussed in Note 5.

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.
The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.
Undesignated Preferred Stock
As of both March 31, 2023 and December 31, 2022, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both March 31, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.
Warrants
On October 14, 2022, the Company entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder”) in connection with the execution of an agency agreement on the same date between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and the Warrantholder. In connection with the Agreements, the Company is authorized to issue to Warrantholders 3,352,025 shares of the Company’s common stock underlying the warrants with an exercise price of $0.01 per share, which will vest in installments on a yearly basis for a period of five years, subject to certain performance requirements. Vesting events and thresholds as specified in the Warrant Agreement.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2023, the 2020 Plan share pool was increased by 3,463,751 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2022. As of March 31, 2023, there were 6,407,211 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2023, there was no increase in the 2020 ESPP share pool. As of March 31, 2023, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of March 31, 2023, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
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
Options granted to employees and non-employees
The fair value of each option granted for the three months ended March 31, 2023 and 2022 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2023	2022
Weighted average expected term (years)	6.0	6.1
Risk-free interest rate	3.8%	1.7%
Volatility	72%	48%
Expected dividend yield	0%	0%
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

The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022 (1)	9,760,657	$39.43	8.17	$8.05
Granted	241,000	18.17
Exercised	(37,331)	5.29
Cancelled	(455,318)	39.14
Outstanding as of March 31, 2023	9,509,008	$38.89	7.75	$8.28
Options exercisable as of March 31, 2023	3,744,057	$28.97	6.31	$8.25
Options unvested as of March 31, 2023	5,764,951	$45.57	8.65	$0.02
(1) includes assumed options of 72,410 from the Metromile Acquisition (see Note 5)
Restricted Stock Units

	Number of Shares	Grant Date Fair Value
Outstanding as of December 31, 2022 (1)	1,651,243	$27.92
Granted	589,373	18.16
Vested	(136,987)	27.69
Cancelled	(103,689)	23.98
Outstanding as of March 31, 2023	1,999,940	$25.21
(1) includes assumed restricted stock units of 331,797 from the Metromile Acquisition (see Note 5)
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted are included and classified in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, including assumed awards from the Metromile Acquisition for the three months ended March 31, 2023, as follows ($ in millions):

	Three Months Ended March 31,
	2023	2022
Loss and loss adjustment expense, net	$0.7	$0.6
Other insurance expense	0.5	0.3
Sales and marketing	1.2	1.5
Technology development	6.7	5.4
General and administrative	6.3	6.3
Total stock-based compensation expense	$15.4	$14.1

Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	$11.0	$12.1
RSUs	4.4	2.0
Total stock-based compensation expense	$15.4	$14.1
The total unrecognized expense granted to employees and non-employees outstanding at March 31, 2023 was $81.3 million for the stock options and $46.3 million for the RSUs, with a remaining weighted-average vesting period of 1.3 years for the stock options and 1.6 years for the RSUs.

12.    Income Taxes
The consolidated effective tax rate was (1.8)% and (3.0)% for the three months ended March 31, 2023 and 2022, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions and uncertain tax positions.
Our unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $9.0 million as of March 31, 2023, and there was none as of March 31, 2022. The increase was primarily driven by the implementation of transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. There was $0.1 million interest and penalties as of March 31, 2023, and there was none as of March 31, 2022. We believe it is reasonably possible that our unrecognized tax benefits could increase within the next 12 months.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows :

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(65.8)	$(74.8)
Denominator:
Weighted average common shares outstanding — basic and diluted	69,334,103	61,698,568
Net loss per share attributable to common stockholders — basic and diluted	$(0.95)	$(1.21)
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

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	9,509,008	6,355,274
Unvested restricted stock	1,999,940	475,749
Warrants for common stock (1)	412,969	—
Total	11,921,917	6,831,023
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

14.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel expenses in the amount of less than $0.1 million for both the three months ended March 31, 2023, and March 31, 2022.
The Company historically leased office spaces in the United States, the Netherlands and the U.K. from an affiliate. Rental expense in connection with the leased space was less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022. There were no outstanding amounts due from or to related parties as of March 31, 2023 and December 31, 2022.
The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). In connection with the Follow-on Offering as discussed in Note 10, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of March 31, 2023, there were no outstanding amounts due to or from the Lemonade Foundation.

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
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.8 million as of March 31, 2023 and $2.7 million as of December 31, 2022 with respect to certain office leases.

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

	Three Months Ended March 31,
	2023		2022
Jurisdiction	Amount	% of GWP	Amount	% of GWP
California	$45.5	27.7%	$27.1	24.5%
Texas	26.1	15.9%	20.2	18.3%
New York	18.4	11.2%	14.8	13.4%
New Jersey	8.6	5.2%	5.3	4.8%
Illinois	7.1	4.3%	4.4	4.0%
Washington	6.1	3.7%	2.0	1.8%
Georgia	4.9	3.0%	4.4	4.0%
Oregon	4.5	2.8%	2.0	1.9%
Colorado	4.3	2.6%	3.0	2.8%
Arizona	4.1	2.5%	2.2	2.0%
All other	34.4	21.1%	25.2	22.5%
	$164.0	100.0%	$110.6	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report, Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission ("SEC"). The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of this Quarterly Report and our Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Acquisition of Metromile
On July 28, 2022 (the "Acquisition Date"), the Company completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized car insurance policies by the mile. The Company acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile (the “Metromile Acquisition”). As a result of the Metromile Acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, the Company assumed all outstanding and unexercised options, and outstanding restricted stock units as of the Acquisition Date, which were converted into corresponding awards with substantially identical terms and conditions prior to the Acquisition Date, at the same exchange ratio of 0.05263. Our results of operations include those of Metromile from the Acquisition Date through March 31, 2023.

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

The Company maintained proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” a specified percentage of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid a ceding commission for every dollar ceded, in addition to funding all of the corresponding claims at the same specified percentage as applied to premium. The Company opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").
The Company decreased the overall share of proportional reinsurance from 75% of the premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. In addition, we purchased a reinsurance program to protect us against natural catastrophe risk in the U.S. that exceeds $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts.

Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 through June 30, 2023. Under the terms of the agreement, the Company cedes 30% of premiums and losses to reinsurers.
Components of our Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. Gross written premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas. Following the Metromile Acquisition, we also include gross written premium from the sale of pay-per-mile auto insurance policies within the United States. The volume of our gross written premium in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
Ceded Written Premium
Ceded written premium is the amount of gross written premium ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premium is earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premium is impacted by the level of our gross written premium and any decision we make to increase or decrease reinsurance limits, retention levels, and co-participation. Our ceded written premium can also be impacted significantly in certain periods due to changes in reinsurance agreements. In periods where we start or stop ceding a large volume of our premium, ceded written premium may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends.
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
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term and other investments, and the gains or losses from the sale of investments, net of investment fees paid to the Company's investment manager. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
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

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in millions, except Premium per customer)
Customers (end of period)	1,856,012	1,504,197
In force premium (end of period)	$653.3	$419.0
Premium per customer (end of period)	$352	$279
Annual dollar retention (end of period)	87%	82%
Total revenue	$95.2	$44.3
Gross earned premium	$154.2	$96.0
Gross profit	$16.5	$10.2
Adjusted gross profit	$20.6	$16.3
Net loss	$(65.8)	$(74.8)
Adjusted EBITDA	$(50.8)	$(57.4)
Gross profit margin	17%	23%
Adjusted gross profit margin	22%	37%
Ratio of Adjusted Gross Profit to Gross Earned Premium	13%	17%
Gross loss ratio	87%	90%
Net loss ratio	93%	89%
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
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas, and this did not impact the key performance indicators prior to fourth quarter of 2022.
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

Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:
•Gross profit, excluding net investment income and interest income and expense, plus
•Employee-related costs, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue).
•See “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation, amortization, stock-based compensation, interest income and expense, net investment income, change in fair value of warrants liability, fair value adjustment on reserves for loss and loss adjustment expenses relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change	% Change
	($ in millions)
Revenue
Net earned premium	$68.2	$27.4	$40.8	149%
Ceding commission income	17.2	14.0	3.2	23%
Net investment income	5.0	0.9	4.1	456%
Commission and other income	4.8	2.0	2.8	140%
Total revenue	95.2	44.3	50.9	115%
Expense
Loss and loss adjustment expense, net	63.6	24.4	39.2	161%
Other insurance expense	13.6	9.1	4.5	49%
Sales and marketing	28.2	38.3	(10.1)	(26%)
Technology development	21.8	16.9	4.9	29%
General and administrative	32.7	28.2	4.5	16%
Total expense	159.9	116.9	43.0	37%
Loss before income taxes	(64.7)	(72.6)	7.9	(11%)
Income tax expense	1.1	2.2	(1.1)	(50%)
Net loss	$(65.8)	$(74.8)	$9.0	(12%)

Net Earned Premium

Net earned premium increased $40.8 million, or 149%, to $68.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended March 31,
	2023	2022	Change	% Change
	($ in millions)
Gross written premium	$164.0	$110.6	$53.4	48%
Ceded written premium	(81.3)	(75.6)	(5.7)	8%
Net written premium	$82.7	$35.0	$47.7	136%
Gross written premium increased $53.4 million, or 48%, to $164.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a 23% increase in net added customers year over year driven by the success of our digital advertising campaigns. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 26% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas which began in December 2022 also contributed to the increase in gross written premium during the period.

Ceded written premium increased $5.7 million, or 8%, to $81.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to growth in business across all products offset by a reduction in the participation under our Proportional Reinsurance Contracts . The Company decreased the overall share of proportional reinsurance from 75% of premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. The Company also purchased a reinsurance program to protect against natural catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts.

Net written premium increased $47.7 million, or 136%, to $82.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the $53.4 million, or 48%, increase in gross written premium offset by the increase in ceded written premium of $5.7 million, or 8%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to approximately 56% for the three months ended March 31, 2023, as compared to approximately 71% for the three months ended March 31, 2022 primarily due to the change in proportional reinsurance contracts.

	Three Months Ended March 31,
	2023	2022	Change	% Change
	($ in millions)
Gross earned premium	$154.2	$96.0	$58.2	61%
Ceded earned premium	(86.0)	(68.6)	(17.4)	25%
Net earned premium	$68.2	$27.4	$40.8	149%

Ceding Commission Income
Ceding commission income increased $3.2 million, or 23%, to $17.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $5.0 million for the three months ended March 31, 2023 and $0.9 million for the three months ended March 31, 2022. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses of $0.1 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $2.8 million, or 140%, to $4.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to growth in premiums placed with third-party insurance companies during the period and an increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $39.2 million, or 161%, to $63.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily in line with growth in premium, increase in net retained losses due to the change in participation in proportional reinsurance contract, and increased claims costs due to impact of inflation. During first quarter of 2023, net incurred losses included $0.3 million due to Hurricane Ian, $9.6 million due to winter storm Elliott and $0.9 million from the tornados that impacted customers from the Southeast.

Other Insurance Expense
Other insurance expense increased $4.5 million, or 49%, to $13.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 consistent with growth in earned premium. Professional fees and other services increased $2.1 million, or 84%, primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceding commissions increased $1.6 million, or 200%. Credit card processing fees increased $0.9 million, or 45%, as a result of the increase in customers and associated premium. Employee-related expense, including stock-based compensation decreased by $0.1 million, or 3%, as compared to the three months ended March 31, 2022.
Sales and Marketing
Sales and marketing expense decreased $10.1 million, or 26%, to $28.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Expense related to advertising and other customer acquisition channels decreased $9.6 million, or 37%, as compared to the three months ended March 31, 2022. Software expenses decreased by $0.4 million, or 100%, as compared to the three months ended March 31, 2022. Partner payments increased by $0.4 million, or 133% as compared to the three months ended March 31, 2022 due to increased customers and premiums during the period.
Technology Development
Technology development expense increased $4.9 million, or 29%, to $21.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $2.4 million, or 17%, as compared to the three months ended March 31, 2022, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Hosting and development costs also increased by $1.5 million, or 107%, as compared to three months ended March 31, 2022 consistent with growth of business.
General and Administrative
General and administrative expense increased $4.5 million, or 16%, to $32.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Depreciation expense increased $3.7 million, or 247%. Employee-related expense, including stock-based compensation, increased $1.9 million, or 15%, as we increased finance, legal, business operations and administrative personnel. Software costs increased $0.8 million, or 67%, as compared to three months ended March 31, 2022. Bad debt expense increased $0.3 million, or 15% as compared to three months ended March 31, 2022. Legal, accounting and other professional fees decreased $2.6 million, or 43%, compared to three months ended March 31, 2022. Insurance expense decreased $0.7 million, or 28%.
Income Tax Expense
Income tax expense decreased $1.1 million, or 50%, to $1.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased tax liability primarily related to change in profit before tax of our subsidiary in Israel and uncertain tax positions.
Net Loss
Net loss decreased $9.0 million, or 12%, to $65.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the factors described above.

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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income, interest income, plus fixed costs and overhead associated with our underwriting operations including employee-related expense and professional fees and other, and depreciation and amortization allocated to cost of revenue. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively for the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Total revenue	$95.2	$44.3
Adjustments:
Loss and loss adjustment expense, net	$(63.6)	$(24.4)
Other insurance expense	(13.6)	(9.1)
Depreciation and amortization	(1.5)	(0.6)
Gross profit	$16.5	$10.2
Gross profit margin (% of total revenue)	17%	23%
Adjustments:
Net investment income	$(5.0)	$(0.9)
Interest income	(0.7)	—
Employee-related expense	3.8	3.9
Professional fees and other	4.5	2.5
Depreciation and amortization	1.5	0.6
Adjusted gross profit	$20.6	$16.3
Adjusted gross profit margin (% of total revenue)	22%	37%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Numerator: Adjusted gross profit	$20.6	$16.3
Denominator: Gross earned premium	$154.2	$96.0
Ratio of Adjusted Gross Profit to Gross Earned Premium	13%	17%

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest income and expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Net loss	$(65.8)	$(74.8)
Adjustments:
Income tax expense	$1.1	$2.2
Depreciation and amortization	5.2	1.5
Stock-based compensation	15.4	14.1
Transaction and integration costs from Metromile acquisition	—	0.5
Interest (income) expense, net	(0.7)	—
Net investment income	(5.0)	(0.9)
Change in fair value of warrants liability	(0.3)	—
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.7)	—
Adjusted EBITDA	$(50.8)	$(57.4)

Liquidity and Capital Resources

As of March 31, 2023, we had $250.1 million in cash and cash equivalents, and $737.9 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of March 31, 2023 will be sufficient to meet our working capital, liquidity and capital expenditures needs over at least the next 12 months. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of March 31, 2023, cash and investments held by these companies was $357.8 million, of which $148 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2023, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Net cash used in operating activities	$(46.4)	$(39.5)
Net cash provided by investing activities	$15.3	$4.1
Net cash provided by financing activities	$0.1	$0.6

Operating Activities
Cash used in operating activities was $46.4 million for the three months ended March 31, 2023, an increase of $6.9 million from $39.5 million for the three months ended March 31, 2022. This reflected the $9.0 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The increase in cash used in operating activities from the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to claim payments, settlements with our reinsurance partners, and increased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.

Cash used in operating activities was $39.5 million for the three months ended March 31, 2022. This reflected our net loss of $74.8 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums, unpaid loss and loss adjustment expense, funds held and accrued and other liabilities partially offset by increases in prepaid reinsurance, premiums receivables and amounts expected to be recovered from our reinsurance partners, and increased spend related to growth and expansion.
Investing Activities
Cash provided by investing activities was $15.3 million for the three months ended March 31, 2023 primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash used in investing activities was $4.1 million for the three months ended March 31, 2022 primarily due to proceeds from sales and maturities of fixed maturities and short term investments offset by purchases of fixed maturities and short term investments. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2023 primarily due to proceeds from stock option exercises.
Cash provided by financing activities was $0.6 million for the three months ended March 31, 2022 primarily due to proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of March 31, 2023 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $992.7 million in cash and cash equivalents, and investments available at March 31, 2023. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, intangible assets, stock-based compensation prior to the Company's IPO, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Summary of Significant Accounting Policies” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of new accounting pronouncements.

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
Overview
The Company’s investment portfolio is primarily fixed income securities issued by the U.S. government and government agencies and corporate issuers with relatively short durations. The investment portfolio is managed in accordance with the investment policies and guidelines approved by the board of directors. The Company’s investment policy and objectives provide a balance between current yield, conservation of capital, and liquidity requirements of the Company’s operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable in the states in which we operate. The policy, which may change from time to time, and is approved by the board of directors and reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of the our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2023, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2023, none of our fixed maturity portfolio was unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with all but one having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. Other than the following, there have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K, other than as set forth below.
SoftBank has voting and dispositive control of approximately 17.3% of our common stock. This concentration of voting power in SoftBank could limit your ability to influence the outcome of important transactions, including a change in control, and SoftBank’s interests may differ from our interests or those of our other stockholders.
As of May 5, 2023, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 17.3% of our outstanding common stock, corresponding to approximately 17.3% of the total voting rights in our Company. Effective as of March 31, 2023, SoftBank has sole investment and voting power over the Lemonade shares that it owns. This concentration of voting power may increase SoftBank’s influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our amended and restated certificate of incorporation or to our amended and restated bylaws, and other extraordinary transactions. SoftBank may have interests that differ from ours or yours and may vote on matters in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock. Additionally, sales of substantial amounts of our common stock in the public markets by SoftBank, or the perception that sales might occur, could reduce the price that our common stock might otherwise attain and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On July 1, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-239007), as amended, filed in connection with our IPO (the "Registration Statement").
As of the date of this Quarterly Report, the net proceeds from our IPO have been applied as described in our final prospectus, dated July 1, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
4.4	Amendment No. 1 to Warrant Agreement, dated June 17, 2022, between Metromile, Inc., Continental Stock Transfer & Trust Company, as warrant agent, and American Stock Transfer & Trust Company, LLC, as successor warrant agent	10-Q	001-39367	4.4	11/9/2022
10.1	Automobile Quota Share Reinsurance Contract issued to Metromile Insurance Company by the Subscribing Reinsurer MAPFRE Re (Spain), dated March 23, 2023	10-K	001-39367	10.36	3/3/2023
10.2	Personal Automobile Quota Share Reinsurance Contract issued to Metromile Insurance Company by Swiss Re America Corporation, dated February 24, 2023	10-K	001-39367	10.37	3/3/2023
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	May 5, 2023	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	May 5, 2023	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	May 5, 2023	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer