Form 10-Q
period 2023-06-30
Lemonade, Inc.
filed 2023-08-04
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2023, the registrant had 69,686,664 shares of common stock, $0.00001 par value per share, outstanding.

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
•SoftBank has sole voting and dispositive voting control over approximately 17.2% of our common stock as of June 30, 2023. This concentration of voting control could limit the ability of our stockholders to influence the outcome of important transactions, including a change in control.
•We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region.
•The impact of the Customer Investment Agreement with General Catalyst is unpredictable, and the arrangement may not function as expected, and its failure to do so could materially and adversely impact our financial condition and results of operations.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $693.1 million and $673.5 million as of June 30, 2023 and December 31, 2022, respectively)	$676.8	$650.3
Short-term investments (cost: $71.2 million and $99.9 million as of June 30, 2023 and December 31, 2022, respectively)	71.3	99.8
Total investments	748.1	750.1
Cash, cash equivalents and restricted cash	193.8	286.5
Premium receivable, net of allowance for credit losses of $2.4 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively	197.8	179.6
Reinsurance recoverable	164.4	156.8
Prepaid reinsurance premium	166.6	164.5
Deferred acquisition costs	6.6	6.9
Property and equipment, net	19.0	19.6
Intangible assets	27.5	32.5
Goodwill	19.0	19.0
Other assets	70.3	75.2
Total assets	$1,613.1	$1,690.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$255.6	$256.2
Unearned premium	315.9	288.0
Trade payables	0.7	1.1
Funds held for reinsurance treaties	129.3	136.0
Deferred ceding commission	41.6	39.7
Ceded premium payable	19.2	18.4
Other liabilities and accrued expenses	79.8	84.5
Total liabilities	842.1	823.9
Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 69,668,176 and 69,275,030 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,784.7	1,754.1
Accumulated deficit	(992.7)	(859.7)
Accumulated other comprehensive loss	(21.0)	(27.6)
Total stockholders' equity	771.0	866.8
Total liabilities and stockholders' equity	$1,613.1	$1,690.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Net earned premium	$76.5	$31.2	$144.7	$58.6
Ceding commission income	17.5	15.5	34.7	29.5
Net investment income	5.6	1.2	10.6	2.1
Commission and other income	5.0	2.1	9.8	4.1
Total revenue	104.6	50.0	199.8	94.3

Expense
Loss and loss adjustment expense, net	75.9	28.1	139.5	52.5
Other insurance expense	15.0	9.7	28.6	18.8
Sales and marketing	24.8	37.0	53.0	75.3
Technology development	24.1	17.8	45.9	34.7
General and administrative	30.7	22.4	63.4	50.6
Total expense	170.5	115.0	330.4	231.9
Loss before income taxes	(65.9)	(65.0)	(130.6)	(137.6)
Income tax expense	1.3	2.9	2.4	5.1
Net loss	$(67.2)	$(67.9)	$(133.0)	$(142.7)

Other comprehensive loss, net of tax
Unrealized gain (loss) on investments in fixed maturities	1.2	(4.5)	7.2	(18.8)
Foreign currency translation adjustment	0.1	(5.5)	(0.6)	(6.6)
Comprehensive loss	$(65.9)	$(77.9)	$(126.4)	$(168.1)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.97)	$(1.10)	$(1.92)	$(2.31)

Weighted average common shares outstanding—basic and diluted	69,534,731	61,816,225	69,434,971	61,757,722

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	174,318	—	0.1	—	—	0.1
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(65.8)	—	(65.8)
Other comprehensive income	—	—	—	—	5.3	5.3
Balance as of March 31, 2023	69,449,348	$—	$1,769.6	$(925.5)	$(22.3)	$821.8
Exercise of stock options and distribution of restricted stock units	218,828	—	0.3	—	—	0.3
Stock-based compensation	—	—	14.8	—	—	14.8
Net loss	—	—	—	(67.2)	—	(67.2)
Other comprehensive loss	—	—	—	—	1.3	1.3
Balance as of June 30, 2023	69,668,176	$—	$1,784.7	$(992.7)	$(21.0)	$771.0

Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Exercise of stock options and distribution of restricted stock units	97,743	—	0.6	—	—	0.6
Stock-based compensation	—	—	14.1	—	—	14.1
Net loss	—	—	—	(74.8)	—	(74.8)
Other comprehensive loss	—	—	—	—	(15.4)	(15.4)
Balance as of March 31, 2022	61,758,739	$—	$1,568.2	$(636.7)	$(18.8)	$912.7
Exercise of stock options and distribution of restricted stock units	108,838	—	0.4	—	—	0.4
Stock-based compensation	—	—	13.9	—	—	13.9
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive loss	—	—	—	—	(10.0)	(10.0)
Balance as of June 30, 2022	61,867,577	$—	$1,582.5	$(704.6)	$(28.8)	$849.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(133.0)	$(142.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10.2	3.1
Stock-based compensation	30.2	28.0
Amortization of discount on bonds	—	4.6
Provision for bad debt	3.9	3.6
Changes in operating assets and liabilities:
Premium receivable	(22.1)	(24.2)
Reinsurance recoverable	(7.6)	(20.6)
Prepaid reinsurance premium	(2.1)	(19.3)
Deferred acquisition costs	0.3	(1.2)
Other assets	5.2	(0.3)
Unpaid loss and loss adjustment expense	(0.6)	25.0
Unearned premium	27.9	33.9
Trade payables	(0.4)	0.3
Funds held for reinsurance treaties	(6.7)	16.1
Deferred ceding commissions	1.9	5.6
Ceded premium payable	0.8	2.3
Other liabilities and accrued expenses	(4.6)	6.1
Net cash used in operating activities	(96.7)	(79.7)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	63.2	81.5
Proceeds from bonds sold or matured	216.0	53.7
Cost of short-term investments acquired	(52.2)	(57.3)
Cost of bonds acquired	(218.0)	(60.3)
Purchases of property and equipment	(4.6)	(4.6)
Net cash provided by investing activities	4.4	13.0
Cash flows from financing activities:
Proceeds from stock exercises	0.3	1.0
Net cash provided by financing activities	0.3	1.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(5.3)
Net decrease in cash, cash equivalents and restricted cash	(92.7)	(71.0)
Cash, cash equivalents and restricted cash at beginning of period	286.5	270.6
Cash, cash equivalents and restricted cash at end of period	$193.8	$199.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.3	$2.7
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
Risk and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact the Company. Although the Company did not see a material impact on its results of operations for the three and six months ended June 30, 2023 and year ended December 31, 2022 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce.
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
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, intangible assets, and valuation allowance on deferred tax assets.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$188.6	$282.5
Restricted cash	5.2	4.0
Total cash, cash equivalents and restricted cash	$193.8	$286.5
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

The Company finalized the fair value valuation analysis of assets acquired and liabilities assumed and as a result no measurement period adjustments were recorded.

The results of operations for Metromile of $40.3 million of revenue and $16.2 million of net loss have been included within the accompanying consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023.

The Company incurred transaction and integration costs of approximately $0.4 million for the three months ended June 30, 2022 and $0.9 million for the six months ended June 30, 2022, and were included in "General and Administrative expenses" within the Company’s consolidated statements of operations and comprehensive loss.
6.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of June 30, 2023 and December 31, 2022 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2023
Corporate debt securities	$537.3	$0.1	$(13.1)	$524.3
U.S. Government obligations	154.3	—	(3.3)	151.0
Asset-backed securities	1.5	—	—	1.5
Total	$693.1	$0.1	$(16.4)	$676.8

December 31, 2022
Corporate debt securities	$549.7	$0.1	$(19.6)	$530.2
U.S. Government obligations	121.0	—	(3.7)	117.3
Asset-backed securities	2.8	—	—	2.8
Total	$673.5	$0.1	$(23.3)	$650.3

Gross unrealized losses for fixed maturities was $16.4 million as of June 30, 2023 and $23.3 million as of December 31, 2022. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of June 30, 2023 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Cost or Amortized Cost	Fair Value
Due in one year or less	$307.0	$300.4
Due after one year through five years	386.1	376.4
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$693.1	$676.8
Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on cash and cash equivalents	$1.0	$0.1	$2.2	$0.1
Fixed maturities	4.0	1.1	6.9	2.0
Short-term investments	0.7	0.1	1.7	0.2
Total	5.7	1.3	10.8	2.3
Investment expense	0.1	0.1	0.2	0.2
Net investment income	$5.6	$1.2	$10.6	$2.1

Investment gains and losses
The Company had pre-tax net realized capital losses of less than $0.1 million for the three and six months ended June 30, 2023, and less than $0.1 million for the three and six months ended June 30, 2022.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Corporate debt securities	$184.5	$(2.4)	$299.6	$(10.7)	$484.1	$(13.1)
U.S. Government obligations	97.8	(0.9)	53.2	(2.4)	151.0	(3.3)
Asset-backed securities	1.5	—	—	—	1.5	—
Total	$283.8	$(3.3)	$352.8	$(13.1)	$636.6	$(16.4)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Corporate debt securities	$83.6	$(2.1)	$428.1	$(17.5)	$511.7	$(19.6)
U.S. Government obligations	29.6	(0.2)	85.1	(3.5)	114.7	(3.7)
Asset-backed securities	2.8	—	—	—	2.8	—
Total	$116.0	$(2.3)	$513.2	$(21.0)	$629.2	$(23.3)

Investments in fixed maturities with gross unrealized losses for twelve months or more was $13.1 million and $21.0 million for June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, 283 of the securities held were in an unrealized loss position. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investment in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investment in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and six months ended June 30, 2023. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of June 30, 2023 and December 31, 2022 ($ in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$524.3	$—	$524.3
U.S. Government obligations	—	151.0	—	151.0
Asset-backed securities	—	1.5	—	1.5
Fixed maturities	$—	$676.8	$—	$676.8
Short term investments	—	71.3	—	71.3
Total	$—	$748.1	$—	$748.1

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of June 30, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$530.2	$—	$530.2
U.S. Government obligations	—	117.3	—	117.3
Asset-backed securities	—	2.8	—	2.8
Fixed maturities	$—	$650.3	$—	$650.3
Short term investments	—	99.8	—	99.8
Total	$—	$750.1	$—	$750.1

Financial Liabilities:
Warrant Liability	$—	$—	$0.3	$0.3
The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2023, other than the public and private warrants previously reported as Level 3 except as discussed below. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2022.
Warrant liability
As part of the Metromile Acquisition as discussed in Note 5, public and private warrants were assumed and are measured at fair value on a recurring basis at the end of the reporting period, and classified as level 3 for fair value hierarchy disclosure purposes as of December 31, 2022. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under "Other Liabilities and Accrued Expenses" on the consolidated balance sheet at fair value, with changes in fair value recognized and presented under "General and Administrative expenses" in the consolidated statements of operations and comprehensive loss. The Company utilized the binomial Monte-Carlo simulation to estimate the fair value of the warrants which were not actively traded as of December 31, 2022.
The public warrants liability is classified as Level 1 for fair value hierarchy disclosure purposes as of March 31, 2023, due to the use of an observable market quote in an active market, following the listing of the public warrants in New York Stock Exchange American. The Company also reclassified the private warrants liability from Level 3 to Level 2 as of March 31, 2023, as the Company utilizes the observable prices of the public warrants in deriving the value of the private placement warrants.
The following table below presents the change in fair value of the warrant liability (Public and Private) ($ in millions):

June 30, 2023
Balance as of January 1	$0.3
Change in fair value	(0.3)
Balance as of June 30 (1)	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of June 30, 2023.

8.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the six months ended June 30, 2023 and 2022 ($ in millions):

	Six Months Ended June 30,
	2023	2022
Unpaid loss and LAE at beginning of period	$256.2	$97.9
Less: Reinsurance recoverable at beginning of period (1)	124.6	72.7
Net unpaid loss and LAE at beginning of period	131.6	25.2
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	140.8	53.7
Prior years	(1.3)	(1.2)
Total incurred	139.5	52.5
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	75.0	30.0
Prior years	59.7	14.4
Total paid	134.7	44.4

Unpaid loss and LAE, net of reinsurance recoverable, at end of period	136.4	33.4
Reinsurance recoverable at end of period (1)	119.2	89.5
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$255.6	$122.9
(1)    Reinsurance recoverable in this table includes only ceded unpaid loss and LAE
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $1.3 million for the six months ended June 30, 2023, and favorable development on net loss and LAE reserves of $1.2 million for the six months ended June 30, 2022. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the six months ended June 30, 2023, current accident year incurred loss and LAE included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas. The net incurred loss and LAE from winter storm Elliott and from the hail storm as of June 30, 2023 represents the Company's best estimates based upon information currently available.
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
The Company decreased the overall share of proportional reinsurance from 75% of the premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. In addition, the Company purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022, and expired on June 30, 2023. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. The proportional reinsurance and other non-proportional reinsurance contracts expired on June 30, 2023.
Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 and expired on June 30, 2023. Under the terms of the agreement, the Company ceded 30% of premiums and losses to reinsurers.

Effective July 1, 2023 through June 30, 2024, the Company agreed to the terms of a reinsurance program which includes Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company and Lemonade Insurance N.V. ("Lemonade Insurance"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable commission levels, which align the Company's interests with those of its Reinsurers.

In addition, LIC and Lemonade Insurance agreed to the terms of a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC agreed to the terms of an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2.25 million, subject to certain limitations. Under the Automatic Facultative PPR Contract, claims in excess of $3 million are 100% ceded with a potential recovery of at least $10 million, subject to certain limitations.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of June 30, 2023 and December 31, 2022 consist of the following ($ in millions):

	June 30,	December 31,
	2023	2022
Lease liabilities	$31.7	$35.2
Uncertain tax position	9.6	8.1
Employee compensation	8.5	12.8
Accrued advertising costs	5.8	6.8
Accrued professional fees	5.8	5.5
Advance premium	4.4	2.1
Premium taxes payable	2.9	6.2
Accrued hosting and software	2.9	2.0
Income taxes payable	0.9	0.6
Warrant liability	—	0.3
Other payables	7.3	4.9
Total	$79.8	$84.5

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for the Company’s sales and marketing growth efforts. The Agreement has a commitment period of 18 months. Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount. The Company had no outstanding borrowings under the Agreement as of June 30, 2023, and subsequently received advances from GC totaling $4.4 million.

10.    Stockholders’ Equity

Common stock
Upon closing of the Company's initial public offering ("IPO") in 2020, the Company filed an amended and restated certificate of incorporation on July 7, 2020 with the Secretary of State of the State of Delaware to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.
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
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 14). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.
Undesignated Preferred Stock
As of both June 30, 2023 and December 31, 2022, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both June 30, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.
Warrants
On October 14, 2022, the Company entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder”) in connection with the execution of an agency agreement on the same date between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and the Warrantholder. In connection with the Agreements, the Company is authorized to issue to the Warrantholder 3,352,025 shares of the Company’s common stock underlying the warrant with an exercise price of $0.01 per share, which will vest in installments, in increasing amounts over a period of five years. The Warrant Agreement allows the Company to cancel unvested warrant shares which are subject to certain vesting events and thresholds.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2023, the 2020 Plan share pool was increased by 3,463,751 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2022. As of June 30, 2023, there were 5,139,742 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2023, there was no increase in the 2020 ESPP share pool. As of June 30, 2023, there were no shares of common stock issued under the 2020 ESPP.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of June 30, 2023, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
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
Options granted to employees and non-employees
The fair value of each option granted for the six months ended June 30, 2023 and 2022 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Six Months Ended June 30,
	2023	2022
Weighted average expected term (years)	6.0	6.1
Risk-free interest rate	3.8%	2.6%
Volatility	72%	47%
Expected dividend yield	0%	0%
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

The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022 (1)	9,760,657	$39.43	8.17	$8.05
Granted	297,518	17.40
Exercised	(78,636)	4.94
Cancelled	(715,062)	39.58
Outstanding as of June 30, 2023	9,264,477	$38.96	7.46	$10.46
Options exercisable as of June 30, 2023	4,131,906	$29.63	6.19	$10.31
Options unvested as of June 30, 2023	5,132,571	$46.47	8.49	$0.16
(1) includes assumed options of 72,410 from the Metromile Acquisition (see Note 5)
Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022 (1)	1,651,243	$27.92
Granted	2,228,137	16.27
Vested	(314,510)	26.17
Cancelled	(271,758)	23.02
Outstanding as of June 30, 2023	3,293,112	$20.57
(1) includes assumed restricted stock units of 331,797 from the Metromile Acquisition (see Note 5)
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted are included and classified in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, including assumed awards from the Metromile Acquisition and warrant shares for the three and six months ended June 30, 2023, as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss and loss adjustment expense, net	$0.7	$0.6	$1.4	$1.2
Other insurance expense	0.5	0.5	1.0	0.8
Sales and marketing (1)	1.5	1.7	2.7	3.2
Technology development	6.3	5.8	13.0	11.2
General and administrative	5.8	5.3	12.1	11.6
Total stock-based compensation expense	$14.8	$13.9	$30.2	$28.0
(1) includes compensation expense related to warrant shares of $0.6 million for the three and six months ended June 30, 2023

Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$9.3	$11.9	$20.3	$24.0
RSUs	4.9	2.0	9.3	4.0
Warrant shares	0.6	—	0.6	—
Total stock-based compensation expense	$14.8	$13.9	$30.2	$28.0
The total unrecognized expense granted to employees and non-employees outstanding at June 30, 2023 was $67.3 million for the stock options and $63.2 million for the RSUs, with a remaining weighted-average vesting period of 1.2 years for the stock options and 1.6 years for the RSUs.
Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. The Company recognized $0.6 million in compensation expense related to these equity-classified warrants for the three and six months ended June 30, 2023. Compensation expense is presented under “Sales and Marketing expense” in the consolidated statements of operations and comprehensive income. Total unrecognized compensation expense related to these warrants amounted to $67.7 million as of June 30, 2023, and will be recognized over the vesting period, for each of the installments, in increasing amounts over five years. There are no vested warrant shares as of June 30, 2023.

12.    Income Taxes
The consolidated effective tax rate was (1.8)% and (3.7)% for the six months ended June 30, 2023 and 2022, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions and uncertain tax positions.
Our unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $9.6 million as of June 30, 2023, and there was none as of June 30, 2022. The increase was primarily driven by the implementation of transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. There was $0.1 million interest and penalties as of June 30, 2023, and there was none as of June 30, 2022. We believe it is reasonably possible that our unrecognized tax benefits could increase within the next 12 months.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(67.2)	$(67.9)	$(133.0)	$(142.7)
Denominator:
Weighted average common shares outstanding — basic and diluted	69,534,731	61,816,225	69,434,971	61,757,722
Net loss per share attributable to common stockholders — basic and diluted	$(0.97)	$(1.10)	$(1.92)	$(2.31)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs and warrants for common stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	9,264,477	8,904,546
Unvested restricted stock	3,293,112	837,289
Warrants for common stock (1)	412,969	—
Total	12,970,558	9,741,835
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

14.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel expenses in the amount of less than $0.1 million for the three and six months ended June 30, 2023 and June 30, 2022, respectively.
The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10). In connection with the Follow-on Offering as discussed in Note 10, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of June 30, 2023, there were no outstanding amounts due to or from the Lemonade Foundation.

15.    Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.
Metromile Shareholder Litigation Matter
Following the announcement of Metromile's acquisition by the Company, multiple complaints were filed against Metromile and certain former officers and directors alleging that Metromile’s disclosures concerning the transaction were incomplete. Metromile also received demands to inspect its books and records under Delaware General Corporation Law Section 220, and one stockholder commenced litigation to enforce inspection rights. All of the foregoing complaints have been voluntarily dismissed with the plaintiffs reserving their rights to seek a fee in connection with each respective litigation. The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with Accounting Standards Codification Topic 450, "Contingencies", based on new information and as further developments arise.
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.8 million as of June 30, 2023 and $2.7 million as of December 31, 2022 with respect to certain office leases.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$46.0	25.3%	$28.3	22.4%	$91.5	26.5%	$55.4	23.4%
Texas	31.4	17.3%	24.1	19.1%	57.5	16.6%	44.3	18.7%
New York	19.9	10.9%	15.9	12.6%	38.3	11.1%	30.7	13.0%
New Jersey	9.2	5.1%	5.9	4.7%	17.8	5.1%	11.2	4.7%
Illinois	9.0	4.9%	6.6	5.2%	16.1	4.7%	11.0	4.6%
Washington	6.1	3.4%	2.4	1.9%	12.2	3.5%	4.4	1.9%
Georgia	5.5	3.0%	5.0	4.0%	10.4	3.0%	9.4	4.0%
Colorado	5.5	3.0%	3.9	3.1%	9.8	2.8%	6.9	2.9%
Oregon	4.8	2.6%	2.4	1.9%	9.3	2.7%	4.4	1.9%
Pennsylvania	4.7	2.6%	3.2	2.5%	8.7	2.5%	5.9	2.5%
All other	39.8	21.9%	28.4	22.6%	74.3	21.5%	53.1	22.4%
	$181.9	100.0%	$126.1	100.0%	$345.9	100.0%	$236.7	100.0%

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
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as three seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans from marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and evaluating risk.
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
Acquisition of Metromile
On July 28, 2022 (the "Acquisition Date"), the Company completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized car insurance policies by the mile. The Company acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile (the “Metromile Acquisition”). As a result of the Metromile Acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, the Company assumed all outstanding and unexercised options, and outstanding restricted stock units as of the Acquisition Date, which were converted into corresponding awards with substantially identical terms and conditions prior to the Acquisition Date, at the same exchange ratio of 0.05263. Our results of operations include those of Metromile from the Acquisition Date through June 30, 2023.
Customer Investment Agreement

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for the Company’s sales and marketing growth efforts. The Agreement has a commitment period of 18 months. Under the Agreement, subject to certain terms and conditions specified therein, at the start of growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return, based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount. The Company had no outstanding borrowings under the Agreement as of June 30, 2023, and subsequently received advances from GC totaling $4.4 million.

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

We maintained proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” a specified percentage of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid a ceding commission for every dollar ceded, in addition to funding all of the corresponding claims at the same specified percentage as applied to premium. We opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").
We decreased the overall share of proportional reinsurance from 75% of the premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. In addition, we purchased a reinsurance program to protect us against natural catastrophe risk in the U.S. that exceeds $80 million in losses effective July 1, 2022, and expired on June 30, 2023. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts. The proportional reinsurance and other non-proportional reinsurance contracts expired on June 30, 2023.

Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 which expired on June 30, 2023. Under the terms of the agreement, the Company ceded 30% of premiums and losses to reinsurers.

Effective July 1, 2023 through June 30, 2024, we agreed to the terms of our reinsurance program which includes Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company and Lemonade Insurance N.V. ("Lemonade Insurance"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable commission levels, which align our interests with those of its Reinsurers.
In addition, LIC and Lemonade Insurance agreed to the terms of a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC agreed to the terms of an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2.25 million, subject to certain limitations. Under the Automatic Facultative PPR Contract, claims in excess of $3 million are 100% ceded with a potential recovery of at least $10 million, subject to certain limitations.

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
Sales and Marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation and benefits, including employee and non employee stock-based compensation, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred.
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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	1,906,408	1,579,936	1,906,408	1,579,936
In force premium (end of period)	$686.6	$457.6	$686.6	$457.6
Premium per customer (end of period)	$360	$290	$360	$290
Annual dollar retention (end of period)	87%	83%	87%	83%
Total revenue	$104.6	$50.0	$199.8	$94.3
Gross earned premium	$163.9	$106.8	$318.1	$202.8
Gross profit	$12.1	$11.3	$28.6	$21.5
Adjusted gross profit	$16.6	$17.5	$37.2	$33.8
Net loss	$(67.2)	$(67.9)	$(133.0)	$(142.7)
Adjusted EBITDA	$(52.7)	$(50.3)	$(103.5)	$(107.7)
Gross profit margin	12%	23%	14%	23%
Adjusted gross profit margin	16%	35%	19%	36%
Ratio of Adjusted Gross Profit to Gross Earned Premium	10%	16%	12%	17%
Gross loss ratio	94%	86%	90%	88%
Net loss ratio	99%	90%	96%	90%
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
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas, and this did not impact the key performance indicators prior to the fourth quarter of 2022.
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
See “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest income and expense, net investment income, change in fair value of warrants liability, fair value adjustment on reserves for loss and loss adjustment expenses relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change	% Change
	($ in millions)
Revenue
Net earned premium	$76.5	$31.2	$45.3	145%
Ceding commission income	17.5	15.5	2.0	13%
Net investment income	5.6	1.2	4.4	367%
Commission and other income	5.0	2.1	2.9	138%
Total revenue	104.6	50.0	54.6	109%
Expense
Loss and loss adjustment expense, net	75.9	28.1	47.8	170%
Other insurance expense	15.0	9.7	5.3	55%
Sales and marketing	24.8	37.0	(12.2)	(33%)
Technology development	24.1	17.8	6.3	35%
General and administrative	30.7	22.4	8.3	37%
Total expense	170.5	115.0	55.5	48%
Loss before income taxes	(65.9)	(65.0)	(0.9)	1%
Income tax expense	1.3	2.9	(1.6)	(55%)
Net loss	$(67.2)	$(67.9)	$0.7	(1%)

Net Earned Premium

Net earned premium increased $45.3 million, or 145%, to $76.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended June 30,
	2023	2022	Change	% Change
	($ in millions)
Gross written premium	$181.9	$126.1	$55.8	44%
Ceded written premium	(94.1)	(87.9)	(6.2)	7%
Net written premium	$87.8	$38.2	$49.6	130%
Gross written premium increased $55.8 million, or 44%, to $181.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a 21% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 24% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas which began in December 2022 also contributed to the increase in gross written premium during the period.

Ceded written premium increased $6.2 million, or 7%, to $94.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to growth in business across all products offset by a reduction in the participation under our Proportional Reinsurance Contracts. The Company decreased the overall share of proportional reinsurance from 75% of premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. The Company also purchased a reinsurance program to protect against natural catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $49.6 million, or 130%, to $87.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to the $55.8 million, or 44%, increase in gross written premium offset by the increase in ceded written premium of $6.2 million, or 7%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to approximately 53% for the three months ended June 30, 2023, as compared to approximately 71% for the three months ended June 30, 2022 primarily due to the change in total participation under the proportional reinsurance contracts.

	Three Months Ended June 30,
	2023	2022	Change	% Change
	($ in millions)
Gross earned premium	$163.9	$106.8	$57.1	53%
Ceded earned premium	(87.4)	(75.6)	(11.8)	16%
Net earned premium	$76.5	$31.2	$45.3	145%

Ceding Commission Income
Ceding commission income increased $2.0 million, or 13%, to $17.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income amounted to $5.6 million for the three months ended June 30, 2023 and $1.2 million for the three months ended June 30, 2022. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses of $0.1 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $2.9 million, or 138%, to $5.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to growth in premiums placed with third-party insurance companies during the period and an increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $47.8 million, or 170%, to $75.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily in line with growth in premium, increase in net retained losses due to the change in total participation under the proportional reinsurance contract, and increased claims costs due to impact of inflation. During the second quarter of 2023, net incurred losses included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas.

Other Insurance Expense
Other insurance expense increased $5.3 million, or 55%, to $15.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 consistent with growth in earned premium. Professional fees and other services increased $2.2 million, or 96%, as compared to three months ended June 30, 2022 primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceding commissions increased $1.5 million, or 150% as compared to three months ended June 30, 2022. Credit card processing fees increased $1.0 million, or 45%, as compared to three months ended June 30, 2022. as a result of the increase in customers and associated premium. Employee-related expense, including stock-based compensation increased by $0.4 million, or 9%, as compared to the three months ended June 30, 2022.
Sales and Marketing
Sales and marketing expense decreased $12.2 million, or 33%, to $24.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Expense related to advertising and other customer acquisition channels decreased $13.1 million, or 51%, as compared to the three months ended June 30, 2022. Partner payments increased by $0.6 million, or 120% as compared to the three months ended June 30, 2022 due to increased customers and premiums during the period. Employee-related expense, including stock-based compensation increased by $0.3 million, or 3% as compared to the three months ended June 30, 2022.
Technology Development
Technology development expense increased $6.3 million, or 35%, to $24.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $2.9 million, or 19%, as compared to the three months ended June 30, 2022, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Hosting and development costs also increased by $1.3 million, or 118%, as compared to three months ended June 30, 2022 consistent with growth of business. Fees paid to contractors increased by $1.0 million, or 100%, related to the integration of Metromile as compared to three months ended June 30, 2022. Software expense also increased by $0.9 million, or 225%, as compared to three months ended June 30, 2022.
General and Administrative
General and administrative expense increased $8.3 million, or 37%, to $30.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Depreciation and amortization expense increased $3.4 million, or 213% as compared to three months ended June 30, 2022. Employee-related expense, including stock-based compensation, increased $3.0 million, or 26%, as compared to three months ended June 30, 2022. as we increased finance, legal, business operations and administrative personnel. Legal, accounting and other professional fees decreased $0.9 million, or 38%, compared to three months ended June 30, 2022.
Income Tax Expense
Income tax expense decreased $1.6 million, or 55%, to $1.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to change in transfer pricing methodology and uncertain tax position.
Net Loss
Net loss decreased $0.7 million, or 1%, to $67.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the factors described above.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change	% Change
	($ in millions)
Revenue
Net earned premium	$144.7	$58.6	$86.1	147%
Ceding commission income	34.7	29.5	5.2	18%
Net investment income	10.6	2.1	8.5	405%
Commission and other income	9.8	4.1	5.7	139%
Total revenue	199.8	94.3	105.5	112%
Expense
Loss and loss adjustment expense, net	139.5	52.5	87.0	166%
Other insurance expense	28.6	18.8	9.8	52%
Sales and marketing	53.0	75.3	(22.3)	(30%)
Technology development	45.9	34.7	11.2	32%
General and administrative	63.4	50.6	12.8	25%
Total expense	330.4	231.9	98.5	42%
Loss before income taxes	(130.6)	(137.6)	7.0	(5%)
Income tax expense	2.4	5.1	(2.7)	(53%)
Net loss	$(133.0)	$(142.7)	$9.7	(7%)
Net Earned Premium
Net earned premium increased $86.1 million, or 147%, to $144.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the earning of increased gross written premium and increased retention of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance."

	Six Months Ended June 30,
	2023	2022	Change	% Change
	($ in millions)
Gross written premium	$345.9	$236.7	$109.2	46%
Ceded written premium	(175.4)	(163.5)	(11.9)	7%
Net written premium	$170.5	$73.2	$97.3	133%
Gross written premium increased $109.2 million, or 46%, to $345.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a 21% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 24% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas which began in December 2022 also contributed to the increase in gross written premium during the period.
Ceded written premium increased $11.9 million, or 7%, to $175.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to growth in business across all products offset by a reduction in the participation under our Proportional Reinsurance Contracts. The Company decreased the overall share of proportional reinsurance from 75% of premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. The Company also purchased a reinsurance program to protect against natural catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $97.3 million, or 133%, to $170.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to the $109.2 million, or 46%, increase in gross written premium offset by the increase in ceded written premium of $11.9 million, or 7% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 55% for the six months ended June 30, 2023, as compared to 71% for the six months ended June 30, 2022 primarily due to the change in total participation under the proportional reinsurance contracts.

	Six Months Ended June 30,
	2023	2022	Change	% Change
	($ in millions)
Gross earned premium	$318.1	$202.8	$115.3	57%
Ceded earned premium	(173.4)	(144.2)	(29.2)	20%
Net earned premium	$144.7	$58.6	$86.1	147%

Ceding Commission Income
Ceding commission income increased $5.2 million, or 18%, to $34.7 million for the six months ended June 30, 2023 compared to six months ended June 30, 2022, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $8.5 million, or 405%, to $10.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns offset by investment expenses of $0.2 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $5.7 million, or 139%, to $9.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to growth on premium placed with third-party insurance companies during the period and increase in installment fees billed.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $87 million, or 166%, to $139.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily in line with growth in premium, increase in net retained losses due to change in total participation under the proportional reinsurance contract, and increased claims costs due to impact of inflation. For the six months ended June 30, 2023, net incurred losses included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas.
Other Insurance Expense
Other insurance expense increased $9.8 million, or 52%, to $28.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Professional fees and other also increased $4.3 million, or 90%, as compared to six months ended June 30, 2023, primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceding commissions increased $3.1 million, or 172%, as compared to six months ended June 30, 2022. Credit card fees also increased $1.9 million, or 45%, as compared to six months ended June 30, 2022, as a result of the increase in customers and associated premium.

Sales and Marketing
Sales and marketing expense decreased $22.3 million, or 30%, to $53.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $22.7 million, or 44%, as compared to the six months ended June 30, 2022, as a result of reduced spending on search advertising and other customer acquisition channels in response to new product offerings. Partner payments increased $1.0 million, or 125%, compared to six months ended June 30, 2022 .
Technology Development
Technology development expense increased $11.2 million, or 32%, to $45.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $5.3 million, or 18%, as compared to the six months ended June 30, 2022, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Hosting and development costs also increased by $2.6 million, or 130%, as compared to six months ended June 30, 2022 consistent with growth of business. Fees paid to contractors increased by $1.9 million, or 100%, related to the integration of Metromile as compared to six months ended June 30, 2022. Software expense also increased by $1.2 million, or 133%, as compared to six months ended June 30, 2022.
General and Administrative
General and administrative expense increased $12.8 million, or 25%, to $63.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Depreciation and amortization expense increased $7.1 million, or 229%, as compared to six months ended June 30, 2022. Employee-related expense, including stock-based compensation, increased by $4.9 million, or 21%, as compared to six months ended June 30, 2022, as we increased finance, legal, business operations and administrative personnel. Legal, accounting and other professional fees decreased $3.7 million, or 44%, compared to the six months ended June 30, 2022. Occupancy cost increased by $1.7 million. or 113%, as compared to six months ended June 30, 2022, related to the integration of Metromile compared to the six months ended June 30, 2022. Insurance expense decreased $1.5 million, or 29% compared to the six months ended June 30, 2022.
Income Tax Expense
Income tax expense decreased $2.7 million, or 53%, to $2.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to change in transfer pricing methodology and uncertain tax position.
Net Loss
Net loss decreased $9.7 million, or 7%, to $133.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the factors described above.

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
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Total revenue	$104.6	$50.0	$199.8	$94.3
Adjustments:
Loss and loss adjustment expense, net	$(75.9)	$(28.1)	$(139.5)	$(52.5)
Other insurance expense	(15.0)	(9.7)	(28.6)	(18.8)
Depreciation and amortization	(1.6)	(0.9)	(3.1)	(1.5)
Gross profit	$12.1	$11.3	$28.6	$21.5
Gross profit margin (% of total revenue)	12%	23%	14%	23%
Adjustments:
Net investment income	$(5.6)	$(1.2)	$(10.6)	$(2.1)
Interest income	(0.8)	—	(1.5)	—
Employee-related expense	4.7	4.3	8.5	8.2
Professional fees and other	4.6	2.2	9.1	4.7
Depreciation and amortization	1.6	0.9	3.1	1.5
Adjusted gross profit	$16.6	$17.5	$37.2	$33.8
Adjusted gross profit margin (% of total revenue)	16%	35%	19%	36%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Numerator: Adjusted gross profit	$16.6	$17.5	$37.2	$33.8
Denominator: Gross earned premium	$163.9	$106.8	$318.1	$202.8
Ratio of Adjusted Gross Profit to Gross Earned Premium	10%	16%	12%	17%

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest income and expense, net investment income, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Net loss	$(67.2)	$(67.9)	$(133.0)	$(142.7)
Adjustments:
Income tax expense	1.3	2.9	2.4	5.1
Depreciation and amortization	5.0	1.5	10.2	3.0
Stock-based compensation (1)	14.8	13.9	30.2	28.0
Transaction and integration costs from Metromile acquisition	—	0.5	—	1.0
Interest (income) expense, net	(0.8)	—	(1.5)	—
Net investment income	(5.6)	(1.2)	(10.6)	(2.1)
Change in fair value of warrants liability	—	—	(0.3)	—
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.2)	—	(0.9)	—
Adjusted EBITDA	$(52.7)	$(50.3)	$(103.5)	$(107.7)
(1) includes compensation expense related to warrant shares of $0.6 million for the three and six months ended June 30, 2023

Liquidity and Capital Resources

As of June 30, 2023, we had $188.6 million in cash and cash equivalents, and $748.1 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of June 30, 2023 will be sufficient to meet our working capital, liquidity and capital expenditures needs over at least the next 12 months. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2023, cash and investments held by these companies was $368.8 million, of which $123.3 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2023, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2023	2022
	($ in millions)
Net cash used in operating activities	$(96.7)	$(79.7)
Net cash provided by investing activities	$4.4	$13.0
Net cash provided by financing activities	$0.3	$1.0

Operating Activities
Cash used in operating activities was $96.7 million for the six months ended June 30, 2023, an increase of $17.0 million from $79.7 million for the six months ended June 30, 2022. This reflected the $9.7 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The increase in cash used in operating activities from the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to claim payments, settlements with our reinsurance partners, and increased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.

Cash used in operating activities was $79.7 million for the six months ended June 30, 2022. This reflected our net loss of $142.7 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums and ceded premium payable partially offset by increases in prepaid reinsurance, premiums receivables and amounts expected to be recovered from our reinsurance partners, and increased spend related to growth and expansion.
Investing Activities
Cash provided by investing activities was $4.4 million for the six months ended June 30, 2023 primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash used in investing activities was $13.0 million for the six months ended June 30, 2022 primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, short term investments. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $0.3 million for the six months ended June 30, 2023 primarily due to proceeds from stock option exercises.
Cash provided by financing activities was $1.0 million for the six months ended June 30, 2022 primarily due to proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of June 30, 2023 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $941.9 million in cash and cash equivalents, and investments available at June 30, 2023. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, intangible assets, goodwill impairment analysis, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of the our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2023, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2023, none of our fixed maturity portfolio was unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with all but one having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K, other than set forth below:
SoftBank has voting and dispositive control of approximately 17.2% of our common stock. This concentration of voting power in SoftBank could limit your ability to influence the outcome of important transactions, including a change in control, and SoftBank’s interests may differ from our interests or those of our other stockholders.
As of August 3, 2023, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 17.2% of our outstanding common stock, corresponding to approximately 17.2% of the total voting rights in our Company. Effective as of March 31, 2023, SoftBank has sole investment and voting power over the Lemonade shares that it owns. This concentration of voting power may increase SoftBank’s influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our amended and restated certificate of incorporation or to our amended and restated bylaws, and other extraordinary transactions. SoftBank may have interests that differ from ours or yours and may vote on matters in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock. Additionally, sales of substantial amounts of our common stock in the public markets by SoftBank, or the perception that sales might occur, could reduce the price that our common stock might otherwise attain and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

The impact of the Customer Investment Agreement with General Catalyst is unpredictable, and the arrangement may not function as expected, and its failure to do so could materially and adversely impact our financial condition and results of operations.

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for the Company’s sales and marketing growth efforts. The Agreement has a commitment period of 18 months. Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return, based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount. The Agreement is intended to deliver cash flow benefits to support our sales and marketing growth efforts. There can be no guarantee that this financing structure will function as intended, and its failure to do so could materially and adversely impact our financial condition and results of operations.

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

We currently have proportional reinsurance contracts covering a significant portion of our business. Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or “cede,” a fixed share of our premiums to our reinsurers. In exchange, these reinsurers pay us a “ceding commission” on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations. We have opted to manage the remaining portion of our business with alternative forms of reinsurance. We have achieved this through the Non-Proportional Reinsurance Contracts. Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. To reduce risk, on July 1, 2023, we entered into a one year property catastrophe excess of loss treaty. We also purchase reinsurance to protect us from the peril of earthquake. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
4.4	Amendment No. 1 to Warrant Agreement, dated June 17, 2022, between Metromile, Inc., Continental Stock Transfer & Trust Company, as warrant agent, and American Stock Transfer & Trust Company, LLC, as successor warrant agent	10-Q	001-39367	4.4	11/9/2022
10.1*+	Customer Investment Agreement, dated June 28, 2023, between Lemonade, Inc. and GC Customer Value Arranger, LLC, as Arranger on behalf of the Investors
10.2*+	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers, dated July 1, 2023
10.3*+	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer Arch Reinsurance Company, dated July 1, 2023
10.4*+	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated July 1, 2023
10.5*+	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer MAPFRE Re (Spain), dated July 1, 2023
10.6*+	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Swiss Re, dated July 1, 2023
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.
+    Certain portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	August 4, 2023	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	August 4, 2023	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	August 4, 2023	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer