Form 10-Q
period 2023-09-30
Lemonade, Inc.
filed 2023-11-03
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2023, the registrant had 69,923,569 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, the impact of the evolving conflict in Israel and surrounding region and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•SoftBank has sole voting and dispositive voting control over approximately 17.1% of our common stock as of September 30, 2023. This concentration of voting control could limit the ability of our stockholders to influence the outcome of important transactions, including a change in control.
•We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region, including the evolving conflict in Israel and the surrounding region.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $645.4 million and $673.5 million as of September 30, 2023 and December 31, 2022, respectively)	$633.4	$650.3
Short-term investments (cost: $73.4 million and $99.9 million as of September 30, 2023 and December 31, 2022, respectively)	73.4	99.8
Total investments	706.8	750.1
Cash, cash equivalents and restricted cash	238.1	286.5
Premium receivable, net of allowance for credit losses of $2.5 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively	223.2	179.6
Reinsurance recoverable	144.6	156.8
Prepaid reinsurance premium	197.6	164.5
Deferred acquisition costs	8.1	6.9
Property and equipment, net	17.4	19.6
Intangible assets	25.2	32.5
Goodwill	19.0	19.0
Other assets	67.6	75.2
Total assets	$1,647.6	$1,690.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$255.1	$256.2
Unearned premium	355.6	288.0
Trade payables	2.7	1.1
Funds held for reinsurance treaties	131.1	136.0
Deferred ceding commission	39.1	39.7
Ceded premium payable	36.3	18.4
Borrowings under financing agreement	7.7	—
Other liabilities and accrued expenses	93.1	84.5
Total liabilities	920.7	823.9
Commitments and Contingencies (Note 16)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 69,909,356 and 69,275,030 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,800.2	1,754.1
Accumulated deficit	(1,054.2)	(859.7)
Accumulated other comprehensive loss	(19.1)	(27.6)
Total stockholders' equity	726.9	866.8
Total liabilities and stockholders' equity	$1,647.6	$1,690.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Net earned premium	$86.6	$50.6	$231.3	$109.2
Ceding commission income	16.7	16.9	51.4	46.4
Net investment income	7.0	2.6	17.6	4.7
Commission and other income	4.2	3.9	14.0	8.0
Total revenue	114.5	74.0	314.3	168.3

Expense
Loss and loss adjustment expense, net	75.9	53.3	215.4	105.8
Other insurance expense	15.1	12.1	43.7	30.9
Sales and marketing	24.4	35.8	77.4	111.1
Technology development	21.8	21.4	67.7	56.1
General and administrative	36.9	40.5	100.3	91.1
Total expense	174.1	163.1	504.5	395.0
Loss before income taxes	(59.6)	(89.1)	(190.2)	(226.7)
Income tax expense	1.9	2.3	4.3	7.4
Net loss	$(61.5)	$(91.4)	$(194.5)	$(234.1)

Other comprehensive loss, net of tax
Unrealized gain (loss) on investments in fixed maturities	2.9	(5.0)	10.1	(23.8)
Foreign currency translation adjustment	(1.0)	(1.5)	(1.6)	(8.1)
Comprehensive loss	$(59.6)	$(97.9)	$(186.0)	$(266.0)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.88)	$(1.37)	$(2.80)	$(3.69)

Weighted average common shares outstanding—basic and diluted	69,753,576	66,877,100	69,542,342	63,482,945

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	174,318	—	0.1	—	—	0.1
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(65.8)	—	(65.8)
Other comprehensive income	—	—	—	—	5.3	5.3
Balance as of March 31, 2023	69,449,348	$—	$1,769.6	$(925.5)	$(22.3)	$821.8
Exercise of stock options and distribution of restricted stock units	218,828	—	0.3	—	—	0.3
Stock-based compensation	—	—	14.8	—	—	14.8
Net loss	—	—	—	(67.2)	—	(67.2)
Other comprehensive loss	—	—	—	—	1.3	1.3
Balance as of June 30, 2023	69,668,176	$—	$1,784.7	$(992.7)	$(21.0)	$771.0
Exercise of stock options and distribution of restricted stock units	241,180	—	0.1	—	—	0.1
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(61.5)	—	(61.5)
Other comprehensive loss	—	—	—	—	1.9	1.9
Balance as of September 30, 2023	69,909,356	$—	$1,800.2	$(1,054.2)	$(19.1)	$726.9

Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Exercise of stock options and distribution of restricted stock units	97,743	—	0.6	—	—	0.6
Stock-based compensation	—	—	14.1	—	—	14.1
Net loss	—	—	—	(74.8)	—	(74.8)
Other comprehensive loss	—	—	—	—	(15.4)	(15.4)
Balance as of March 31, 2022	61,758,739	$—	$1,568.2	$(636.7)	$(18.8)	$912.7
Exercise of stock options and distribution of restricted stock units	108,838	—	0.4	—	—	0.4
Stock-based compensation	—	—	13.9	—	—	13.9
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive loss	—	—	—	—	(10.0)	(10.0)
Balance as of June 30, 2022	61,867,577	$—	$1,582.5	$(704.6)	$(28.8)	$849.1
Issuance of common stock from acquisition of Metromile (Note 5)	6,901,934	—	137.7	—	—	137.7
Exercise of stock options and distribution of restricted stock units	350,835	—	2.3	—	—	2.3
Stock-based compensation	—	—	15.6	—	—	15.6
Net loss	—	—	—	(91.4)	—	(91.4)
Other comprehensive income	—	—	—	—	(6.5)	(6.5)
Balance as of September 30, 2022	69,120,346	$—	$1,738.1	$(796.0)	$(35.3)	$906.8
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(194.5)	$(234.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.2	6.8
Stock-based compensation	45.6	43.6
Amortization of discount on bonds	(1.3)	5.9
Provision for bad debt	6.0	6.4
Asset impairment charge	3.7	—
Changes in operating assets and liabilities:
Premium receivable	(49.6)	(49.8)
Reinsurance recoverable	12.2	(32.2)
Prepaid reinsurance premium	(33.1)	(32.1)
Deferred acquisition costs	(1.2)	(1.4)
Other assets	5.0	(5.1)
Unpaid loss and loss adjustment expense	(1.1)	46.5
Unearned premium	67.6	71.5
Trade payables	1.6	(0.3)
Funds held for reinsurance treaties	(4.9)	28.6
Deferred ceding commissions	(0.6)	6.5
Ceded premium payable	17.9	(5.8)
Other liabilities and accrued expenses	8.5	10.6
Net cash used in operating activities	(103.0)	(134.4)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	98.8
Proceeds from short-term investments sold or matured	115.2	150.0
Proceeds from bonds sold or matured	300.0	90.0
Cost of short-term investments acquired	(71.5)	(118.3)
Cost of bonds acquired	(288.8)	(119.4)
Purchases of property and equipment	(6.8)	(7.5)
Net cash provided by investing activities	48.1	93.6
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	9.3	—
Payments on borrowings under financing agreement	(1.6)	—
Proceeds from stock exercises	0.5	3.3
Net cash provided by financing activities	8.2	3.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(8.1)
Net decrease in cash, cash equivalents and restricted cash	(48.4)	(45.6)
Cash, cash equivalents and restricted cash at beginning of period	286.5	270.6
Cash, cash equivalents and restricted cash at end of period	$238.1	$225.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.6	$3.4
Cash paid for interest expense on borrowings under financing agreement	$0.1	$—

Non-cash transactions:
Warrants assumed from acquisition of Metromile	$—	$0.8
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
Risk and Uncertainties
The COVID-19 pandemic has caused national and global economic and financial market disruptions and may adversely impact the Company. Although the Company did not see a material impact on its results of operations for the three and nine months ended September 30, 2023 and year ended December 31, 2022 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition and results of operations, business operations, and workforce. In addition, the evolving conflict in Israel and surrounding region has increased global economic and political uncertainty. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements and does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022 as included in the Company’s Annual Report on Form 10-K.

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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$231.7	$282.5
Restricted cash	6.4	4.0
Total cash, cash equivalents and restricted cash	$238.1	$286.5
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
New Accounting Pronouncements
There are no new accounting standards not yet implemented that are expected to have a material effect on the Company's consolidated financial statements.

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
(3)    Fair value of replacement awards related to services rendered prior to the Metromile Acquisition are included as part of purchase consideration. The unvested portion of fair value attributable to these replacement awards of $4.3 million comprised of $0.1 million for assumed options and $4.2 million for assumed restricted stock units ("RSUs"), and associated with future service will be recognized as expense over the future service period.

The Metromile Acquisition increased the Company's geographic footprint as a tech-enabled insurance provider and is expected to accelerate growth of the Lemonade car product, including other product offerings.

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

The results of operations for Metromile of $57.9 million of revenue and $24.7 million of net loss for the nine months ended September 30, 2023, and $15.1 million of revenue and $20.7 million of net loss from the date of the acquisition to the period ended September 30, 2022, have been included within the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred transaction and integration costs of approximately $7.4 million for the three months ended September 30, 2022 and $8.4 million for the nine months ended September 30, 2022, and were included in "General and administrative expenses" within the Company’s consolidated statements of operations and comprehensive loss.

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended September 30, 2022 as if the Metromile Acquisition had occurred on January 1, 2022. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the Metromile Acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the Metromile Acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Metromile.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total Revenue	$85.1	$221.1
Net Loss	$(112.2)	$(316.8)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the Metromile Acquisition had occurred on January 1, 2022 to give effect to certain events the Company believes to be directly attributable to the Metromile Acquisition. These pro forma adjustments primarily include:

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
•an increase to income due to the adjustment of the loss and loss adjustment expense reserves at fair value; and
•an increase in income due to the depreciation of Right-of-Use assets and lease expense upon adoption of ASC 842.

6.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of September 30, 2023 and December 31, 2022 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2023
Corporate debt securities	$460.2	$—	$(9.2)	$451.0
U.S. Government obligations	184.8	—	(2.8)	182.0
Asset-backed securities	0.4	—	—	0.4
Total	$645.4	$—	$(12.0)	$633.4

December 31, 2022
Corporate debt securities	$549.7	$0.1	$(19.6)	$530.2
U.S. Government obligations	121.0	—	(3.7)	117.3
Asset-backed securities	2.8	—	—	2.8
Total	$673.5	$0.1	$(23.3)	$650.3

Gross unrealized losses for fixed maturities was $12.0 million as of September 30, 2023 and $23.3 million as of December 31, 2022. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of September 30, 2023 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Cost or Amortized Cost	Fair Value
Due in one year or less	$257.8	$252.9
Due after one year through five years	387.6	380.5
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$645.4	$633.4

Net investment income
An analysis of net investment income follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on cash and cash equivalents	$0.8	$0.3	$3.0	$0.4
Fixed maturities	5.0	1.7	11.9	3.7
Short-term investments	1.3	0.7	3.0	0.9
Total	7.1	2.7	17.9	5.0
Investment expense	0.1	0.1	0.3	0.3
Net investment income	$7.0	$2.6	$17.6	$4.7

Investment gains and losses
The Company had pre-tax net realized capital losses of $0.7 million for the three and nine months ended September 30, 2023, which were included in "Commission and other income" in the consolidated statements of operations. There were no pre-tax net realized capital gains and losses for the three months ended September 30, 2022, and the Company had pre-tax net realized capital losses of $0.4 million for the nine months ended September 30, 2022.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Corporate debt securities	$204.5	$(2.2)	$216.7	$(6.9)	$421.2	$(9.1)
U.S. Government obligations	116.8	(1.0)	62.4	(1.9)	179.2	(2.9)
Asset-backed securities	—	—	0.4	—	0.4	—
Total	$321.3	$(3.2)	$279.5	$(8.8)	$600.8	$(12.0)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Corporate debt securities	$83.6	$(2.1)	$428.1	$(17.5)	$511.7	$(19.6)
U.S. Government obligations	29.6	(0.2)	85.1	(3.5)	114.7	(3.7)
Asset-backed securities	2.8	—	—	—	2.8	—
Total	$116.0	$(2.3)	$513.2	$(21.0)	$629.2	$(23.3)

As of September 30, 2023, 260 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $8.8 million and $21.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investment in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investment in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and nine months ended September 30, 2023. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive (see Note 8) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $81.0 million as of September 30, 2023.
7.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of September 30, 2023 and December 31, 2022 ($ in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$451.0	$—	$451.0
U.S. Government obligations	—	182.0	—	182.0
Asset-backed securities	—	0.4	—	0.4
Fixed maturities	$—	$633.4	$—	$633.4
Short term investments	—	73.4	—	73.4
Total	$—	$706.8	$—	$706.8

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of September 30, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$530.2	$—	$530.2
U.S. Government obligations	—	117.3	—	117.3
Asset-backed securities	—	2.8	—	2.8
Fixed maturities	$—	$650.3	$—	$650.3
Short term investments	—	99.8	—	99.8
Total	$—	$750.1	$—	$750.1

Financial Liabilities:
Warrant Liability	$—	$—	$0.3	$0.3

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2023, other than the public and private warrants previously reported as Level 3 except as discussed below. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2022.
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
The following table below presents the change in fair value of the warrant liability (Public and Private) ($ in millions):

September 30, 2023
Balance as of January 1	$0.3
Change in fair value	(0.3)
Balance as of September 30 (1)	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of September 30, 2023.

8.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the nine months ended September 30, 2023 and 2022 ($ in millions):

	September 30,
	2023	2022
Unpaid loss and LAE at beginning of period	$256.2	$97.9
Less: Reinsurance recoverable at beginning of period (1)	124.6	72.7
Net unpaid loss and LAE at beginning of period	131.6	25.2
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	219.0	106.9
Prior years	(3.6)	(1.1)
Total incurred	215.4	105.8
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	133.4	65.9
Prior years	71.6	21.9
Total paid	205.0	87.8

Unpaid loss and LAE, net of reinsurance recoverable, at end of period	142.0	111.3
Reinsurance recoverable at end of period (1)	113.1	109.3
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$255.1	$220.6
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $3.6 million for the nine months ended September 30, 2023, and favorable development on net loss and LAE reserves of $1.1 million for the nine months ended September 30, 2022. No additional premiums or returned premiums have been accrued as a result of prior year effects.
For the nine months ended September 30, 2023, current accident year incurred loss and LAE included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas. The net incurred loss and LAE from winter storm Elliott and from the hail storm as of September 30, 2023 represents the Company's best estimates based upon information currently available.
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

The Company maintained proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” a specified percentage of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid a ceding commission for every dollar ceded, in addition to funding all of the corresponding claims at the same specified percentage as applied to premium. The Company also opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").
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

Effective July 1, 2023 through June 30, 2024, the Company agreed to the terms of a reinsurance program which includes Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company and Lemonade Insurance N.V. ("Lemonade Insurance"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers.

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

The Company also purchased a Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda to cover catastrophe risk over the initial $50 million limit for each loss occurrence, and further subject to a limit of $80 million for each loss occurrence and in aggregate, primarily on property and auto business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and will expire on July 1, 2024. The Company is also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party. Through our captives, we are exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from assumed risks from policies underwritten by both LIC and MIC.

9.    Borrowings under Financing Agreement

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

As of September 30, 2023, the Company had $7.7 million of outstanding borrowings under financing agreement. The Company incurred interest expense of $0.1 million for the three and nine months ended September 30, 2023, and such interest is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.

10.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of September 30, 2023 and December 31, 2022 consist of the following ($ in millions):

	September 30,	December 31,
	2023	2022
Lease liabilities	$29.7	$35.2
Ceded commission payable	12.6	—
Uncertain tax position	11.2	8.1
Employee compensation	6.9	12.8
Accrued professional fees	5.6	5.5
Accrued advertising costs	5.0	6.8
Advance premium	4.3	2.1
Premium taxes payable	4.0	6.2
Accrued hosting and software	1.4	2.0
Income taxes payable	0.9	0.6
Warrant liability	—	0.3
Other payables	11.5	4.9
Total	$93.1	$84.5

11.    Stockholders’ Equity

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

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 15). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company.

Undesignated Preferred Stock

As of both September 30, 2023 and December 31, 2022, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both September 30, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.

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

12.    Stock-based Compensation
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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2023, the 2020 Plan share pool was increased by 3,463,751 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2022. As of September 30, 2023, there were 4,393,900 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2023, there was no increase in the 2020 ESPP share pool. As of September 30, 2023, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of September 30, 2023, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
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
Options granted to employees and non-employees
The fair value of each option granted for the nine months ended September 30, 2023 and 2022 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Weighted average expected term (years)	6.0	6.1
Risk-free interest rate	4.2%	2.7%
Volatility	74%	47%
Expected dividend yield	0%	0%
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

The following tables summarize activity of stock options and restricted stock units ("RSUs") ($ in millions, except for number of options and weighted average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022 (1)	9,760,657	$39.43	8.17	$8.05
Granted	1,016,218	15.67
Exercised	(92,954)	5.13
Cancelled/Forfeited	(961,442)	38.87
Outstanding as of September 30, 2023	9,722,479	$37.28	7.47	$5.30
Options exercisable as of September 30, 2023	4,386,472	$29.79	6.22	$5.30
Options unvested as of September 30, 2023	5,336,007	$43.44	8.49	$—
(1) Includes assumed options of 72,410 from the Metromile Acquisition (see Note 5).
Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022 (1)	1,651,243	$27.92
Granted	2,753,356	15.84
Vested	(541,372)	25.28
Cancelled/Forfeited	(523,455)	22.38
Outstanding as of September 30, 2023	3,339,772	$19.22
(1) Includes assumed restricted stock units of 331,797 from the Metromile Acquisition (see Note 5).
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted are included and classified in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, including assumed awards from the Metromile Acquisition and warrant shares for the three and nine months ended September 30, 2023 and 2022, as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss and loss adjustment expense, net	$0.8	$0.7	$2.2	$1.9
Other insurance expense	0.6	0.4	1.6	1.2
Sales and marketing (1)	1.9	1.8	4.6	5.0
Technology development	6.4	6.4	19.4	17.6
General and administrative	5.7	6.3	17.8	17.9
Total stock-based compensation expense	$15.4	$15.6	$45.6	$43.6
(1) Includes compensation expense related to warrant shares of $0.9 million and $1.5 million for the three and nine months ended September 30, 2023.

Stock-based compensation expense classified by award type as included in the condensed consolidated statements of operations is as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$9.1	$11.9	$29.4	$35.9
RSUs	5.4	3.7	14.7	7.7
Warrant shares	0.9	—	1.5	—
Total stock-based compensation expense	$15.4	$15.6	$45.6	$43.6
The total unrecognized expense granted to employees and non-employees outstanding at September 30, 2023 was $64.3 million for the stock options and $59.7 million for the RSUs, with a remaining weighted-average vesting period of 1.2 years for the stock options and 1.6 years for the RSUs.
Warrants
In connection with the Warrant Agreement as discussed in Note 11, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. The Company recognized $0.9 million and $1.5 million in compensation expense related to these equity-classified warrants for the three and nine months ended September 30, 2023, respectively. Compensation expense is presented under “Sales and marketing expense” in the consolidated statements of operations and comprehensive income. Total unrecognized compensation expense related to these warrants amounted to $66.8 million as of September 30, 2023, and will be recognized over the vesting period, for each of the installments, in increasing amounts over five years. There are no vested warrant shares as of September 30, 2023.

13.    Income Taxes
The consolidated effective tax rate was (2.3)% and (3.2)% for the nine months ended September 30, 2023 and 2022, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions and uncertain tax positions.
Our unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $10.9 million as of September 30, 2023, and there was $6.8 million as of September 30, 2022. The increase was primarily driven by the implementation of transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. There was $0.3 million interest and penalties as of September 30, 2023, and there was none as of September 30, 2022. We believe it is reasonably possible that our unrecognized tax benefits could increase within the next 12 months.

14.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(61.5)	$(91.4)	$(194.5)	$(234.1)
Denominator:
Weighted average common shares outstanding — basic and diluted	69,753,576	66,877,100	69,542,342	63,482,945
Net loss per share attributable to common stockholders — basic and diluted	$(0.88)	$(1.37)	$(2.80)	$(3.69)
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

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	9,722,479	9,936,571
Unvested restricted stock	3,339,772	1,735,651
Warrants for common stock (1)	412,969	412,969
Total	13,475,220	12,085,191
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

15.    Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company’s key stockholders. The Company incurred travel expenses in the amount of less than $0.1 million for the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively.
The Company’s Co-Chief Executive Officers, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 11). In connection with the Follow-on Offering as discussed in Note 11, Lemonade Foundation sold 100,000 shares of the contributed shares of the Company. As of September 30, 2023, there were no outstanding amounts due to or from the Lemonade Foundation.

16.    Commitments and Contingencies
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
The Company has a potential liability claim exposure related to Metromile for which the Company has determined that a liability associated with this matter is probable and can be reasonably estimated, and therefore has recorded a liability for this matter in accordance with Accounting Standards Codification Topic 450, "Contingencies".
The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 Contingencies" based on new information and as further developments arise.
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million as of September 30, 2023 and $2.7 million as of December 31, 2022 with respect to certain office leases.
Sublease
In September 2023, the Company entered into a sublease agreement for its San Francisco office space which commenced in October 2023 and will end in November 2026. The Company recorded an impairment charge related to the San Francisco office sublease of $3.7 million for both the three and nine months ended September 30, 2023 which reduced the carrying value of the Right-of-Use ("RoU") assets and the related leasehold improvements by $2.6 million and $1.1 million as of September 30, 2023, respectively. The impairment charge is presented under “General and administrative expenses” in the consolidated statement of operations and comprehensive income. The Company estimated the fair value of the RoU asset based on the net present value of the sublease rental income.

17.    Geographical Breakdown of Gross Written Premium
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$52.7	24.8%	$45.9	26.4%	$144.2	25.8%	$101.3	24.7%
Texas	33.7	15.8%	26.6	15.3%	91.2	16.3%	70.9	17.3%
New York	23.1	10.9%	19.1	11.0%	61.4	11.0%	49.8	12.1%
New Jersey	10.7	5.0%	8.9	5.1%	28.5	5.1%	20.1	4.9%
Illinois	10.9	5.1%	8.8	5.1%	27.0	4.8%	19.8	4.8%
Washington	7.2	3.4%	5.6	3.2%	19.4	3.5%	10.0	2.4%
Georgia	6.6	3.1%	6.1	3.5%	17.0	3.0%	15.5	3.8%
Colorado	6.6	3.1%	4.9	2.8%	16.4	2.9%	11.8	2.9%
Pennsylvania	6.2	2.9%	4.8	2.8%	14.9	2.7%	10.7	2.6%
Oregon	5.0	2.3%	4.1	2.4%	14.3	2.6%	8.5	2.1%
All other	50.1	23.6%	39.2	22.4%	124.4	22.3%	92.3	22.4%
	$212.8	100.0%	$174.0	100.0%	$558.7	100.0%	$410.7	100.0%

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
Acquisition of Metromile
On July 28, 2022 (the "Acquisition Date"), we completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized car insurance policies by the mile. We acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile (the “Metromile Acquisition”). As a result of the Metromile Acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, we assumed all outstanding and unexercised options, and outstanding restricted stock units as of the Acquisition Date, which were converted into corresponding awards with substantially identical terms and conditions prior to the Acquisition Date, at the same exchange ratio of 0.05263. Our results of operations include those of Metromile from the Acquisition Date through September 30, 2023.
Customer Investment Agreement

On June 28, 2023, we entered into a Customer Investment Agreement (the “Financing Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Financing Agreement, up to $150 million of financing will be provided for our sales and marketing growth efforts. The Financing Agreement has a commitment period of 18 months. Under the Financing Agreement, subject to certain terms and conditions specified therein, at the start of growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we will repay each Investment Amount including a 16% rate of return, based upon an agreed schedule. Once fully repaid, we will retain all future reference income related to each respective Investment Amount.

As of September 30, 2023, we had $7.7 million of outstanding borrowings under financing agreement. We incurred interest expense of $0.1 million for the three and nine months ended September 30, 2023, and such interest is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.
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
We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region, including the evolving conflict in Israel and surrounding region. The conflict between Israel and Hamas, primarily within Gaza, has increased global economic and political uncertainty. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. For additional information, see the risk factor “We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.” in this Quarterly Report.

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

Effective July 1, 2023 through June 30, 2024, we agreed to the terms of our reinsurance program which includes Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company and Lemonade Insurance N.V. ("Lemonade Insurance"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align our interests with those of its Reinsurers.
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

The Company also purchased an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda to cover catastrophe risk over the initial $50 million limit for each loss occurrence, and further subject to a limit of $80 million for each loss occurrence and in aggregate, primarily on property and auto business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and will expire on July 1, 2024. The Company is also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party. Through our captives, we are exposed to the risk of natural catastrophe events and other covered risks under the reinsurance agreements from assumed risks from policies underwritten by both LIC and MIC.

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

Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term and other investments, net of investment fees paid to the Company's investment manager. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
Commission and Other Income
Commission income consists of commissions earned for policies placed with third-party insurance companies where we have no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy which is when the performance obligation is completed. Other income primarily consists of fees collected from policyholders relating to installment premiums. These fees are recognized at the time each policy installment is billed. Other income also includes net realized gains or losses from the sale of investments.
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
General and Administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations, and other administrative personnel. In addition, general and administrative includes outside professional services, non-income based taxes, insurance, charitable donations, bad debt expense and allocated occupancy costs and related overhead based on headcount. Depreciation and amortization expense and interest expense on borrowings under financing agreement, and non-recurring items, if any, are also recorded as a component of general and administrative.
We expect to continue to incur incremental general and administrative costs to support our global operational growth and enhancements to support our reporting and planning functions.
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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	1,984,154	1,775,824	1,984,154	1,775,824
In force premium (end of period)	$719.0	$609.2	$719.0	$609.2
Premium per customer (end of period)	$362	$343	$362	$343
Annual dollar retention (end of period) (1)	85%	84%	85%	84%
Total revenue	$114.5	$74.0	$314.3	$168.3
Gross earned premium	$173.2	$136.4	$491.3	$339.2
Gross profit	$21.9	$8.1	$50.5	$29.6
Adjusted gross profit	$24.9	$13.2	$62.1	$47.0
Net loss	$(61.5)	$(91.4)	$(194.5)	$(234.1)
Adjusted EBITDA	$(40.2)	$(65.7)	$(143.7)	$(173.4)
Gross profit margin	19%	11%	16%	18%
Adjusted gross profit margin	22%	18%	20%	28%
Ratio of Adjusted Gross Profit to Gross Earned Premium	14%	10%	13%	14%
Gross loss ratio	83%	94%	88%	90%
Net loss ratio	88%	105%	93%	97%
(1) Includes Metromile beginning in the third quarter of 2023.

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

Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:
•Gross profit, excluding net investment income and interest income and expense, and net realized gains and losses on sale of investments, plus
•Employee-related expense, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue).
See “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest income and expense, net investment income, net realized gains and losses on sale of investments, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, interest expense on borrowings under financing agreement and other non-cash adjustments and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change	% Change
	($ in millions)
Revenue
Net earned premium	$86.6	$50.6	$36.0	71%
Ceding commission income	16.7	16.9	(0.2)	(1%)
Net investment income	7.0	2.6	4.4	169%
Commission and other income	4.2	3.9	0.3	8%
Total revenue	114.5	74.0	40.5	55%
Expense
Loss and loss adjustment expense, net	75.9	53.3	22.6	42%
Other insurance expense	15.1	12.1	3.0	25%
Sales and marketing	24.4	35.8	(11.4)	(32%)
Technology development	21.8	21.4	0.4	2%
General and administrative	36.9	40.5	(3.6)	(9%)
Total expense	174.1	163.1	11.0	7%
Loss before income taxes	(59.6)	(89.1)	29.5	(33%)
Income tax expense	1.9	2.3	(0.4)	(17%)
Net loss	$(61.5)	$(91.4)	$29.9	(33%)

Net Earned Premium

Net earned premium increased $36.0 million, or 71%, to $86.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the earning of increased gross written premium and decreased cession of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended September 30,
	2023	2022	Change	% Change
	($ in millions)
Gross written premium	$212.8	$174.0	$38.8	22%
Ceded written premium	(118.0)	(98.5)	(19.5)	20%
Net written premium	$94.8	$75.5	$19.3	26%
Gross written premium increased $38.8 million, or 22%, to $212.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to a 12% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 6% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas which began in December 2022 also contributed to the increase in gross written premium during the period.

Ceded written premium increased $19.5 million, or 20%, to $118.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to growth in business across all products and the impact of our reinsurance agreements. Under our current Reinsurance Program which became effective July 1, 2023, our overall share under the proportional reinsurance is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000 and contracts are subject to loss ratio caps and variable commission levels. In 2022, the Company decreased its overall share of proportional reinsurance from 70% of premiums to 55%, effective July 1, 2022. The Company also purchased a reinsurance program to protect against natural catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $19.3 million, or 26%, to $94.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to the $38.8 million, or 22%, increase in gross written premium offset by the increase in ceded written premium of $19.5 million, or 20%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to approximately 50% for the three months ended September 30, 2023, as compared to approximately 63% for the three months ended September 30, 2022 primarily due to the change in reinsurance terms under the proportional reinsurance contracts as discussed above.

	Three Months Ended September 30,
	2023	2022	Change	% Change
	($ in millions)
Gross earned premium	$173.2	$136.4	$36.8	27%
Ceded earned premium	(86.6)	(85.8)	(0.8)	1%
Net earned premium	$86.6	$50.6	$36.0	71%

Ceding Commission Income
Ceding commission income decreased $0.2 million, or 1%, to $16.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period, offset by the impact of the decrease in ceding commission rate due to the Reinsurance Program which became effective on July 1, 2023.
Net Investment Income
Net investment income increased $4.4 million, or 169% to $7.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses of $0.1 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $0.3 million, or 8%, to $4.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to growth in premiums placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $22.6 million, or 42%, to $75.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily in line with growth in premium, increase in net retained losses due to the change in reinsurance terms under the proportional reinsurance contract, and increased claims costs.

Other Insurance Expense
Other insurance expense increased $3.0 million, or 25%, to $15.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 consistent with growth in earned premium. Professional fees and other services increased $1.0 million, or 29%, as compared to the three months ended September 30, 2022 primarily in support of growth and expansion initiatives. Credit card processing fees increased $0.8 million, or 29%, as compared to the three months ended September 30, 2022 as a result of the increase in customers and associated premium. Employee-related expense, including stock-based compensation increased by $0.7 million, or 18%, as compared to the three months ended September 30, 2022. Amortization of deferred acquisition costs, net of ceding commissions increased $0.6 million, or 33% as compared to the three months ended September 30, 2022.
Sales and Marketing
Sales and marketing expense decreased $11.4 million, or 32%, to $24.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to cost efficiencies during the current period. Expense related to advertising and other customer acquisition channels decreased $10.7 million, or 46%, as compared to the three months ended September 30, 2022. Employee-related expense, including stock-based compensation decreased by $1.2 million, or 12% as compared to the three months ended September 30, 2022. Partner payments increased by $0.9 million, or 180% as compared to the three months ended September 30, 2022 due to increased customers and premiums during the period.
Technology Development
Technology development expense increased $0.4 million, or 2%, to $21.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Hosting and development costs also increased by $0.5 million, or 26%, as compared to the three months ended September 30, 2022 consistent with growth of business. Fees paid to contractors increased by $0.5 million, or 100%, related to the integration of Metromile as compared to the three months ended September 30, 2022. Allocated occupancy and related costs decreased $0.4 million as compared to the three months ended September 30, 2022. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, decreased $0.1 million, or 1%, as compared to the three months ended September 30, 2022. Software expense also decreased by $0.1 million, or 9%, as compared to the three months ended September 30, 2022.
General and Administrative
General and administrative expense decreased $3.6 million, or 9%, to $36.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Depreciation and amortization expense increased $1.2 million, or 32% as compared to three months ended September 30, 2022. Employee-related expense, including stock-based compensation, increased $0.3 million, or 2%, as compared to three months ended September 30, 2022, as we increased finance, legal, business operations and administrative personnel. Corporate insurance expense decreased $0.9 million, or 53% as compared to three months ended September 30, 2022. Legal, accounting and other professional fees decreased $0.6 million, or 19%, compared to three months ended September 30, 2022. An asset impairment on right-of-use asset related to the San Francisco office in the amount of $3.7 million and an accrual for a potential liability claim of $3.0 million related to Metromile were recorded during the third quarter of 2023. Non-recurring transaction and integration costs of $7.4 million were incurred for the three months ended September 30, 2022 related to the Metromile Acquisition.
Income Tax Expense
Income tax expense decreased $0.4 million, or 17%, to $1.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to change in transfer pricing methodology and uncertain tax position.
Net Loss
Net loss decreased $29.9 million, or 33%, to $61.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the factors described above.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	($ in millions)
Revenue
Net earned premium	$231.3	$109.2	$122.1	112%
Ceding commission income	51.4	46.4	5.0	11%
Net investment income	17.6	4.7	12.9	274%
Commission and other income	14.0	8.0	6.0	75%
Total revenue	314.3	168.3	146.0	87%
Expense
Loss and loss adjustment expense, net	215.4	105.8	109.6	104%
Other insurance expense	43.7	30.9	12.8	41%
Sales and marketing	77.4	111.1	(33.7)	(30%)
Technology development	67.7	56.1	11.6	21%
General and administrative	100.3	91.1	9.2	10%
Total expense	504.5	395.0	109.5	28%
Loss before income taxes	(190.2)	(226.7)	36.5	(16%)
Income tax expense	4.3	7.4	(3.1)	(42%)
Net loss	$(194.5)	$(234.1)	$39.6	(17%)
Net Earned Premium
Net earned premium increased $122.1 million, or 112%, to $231.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the earning of increased gross written premium and decrease in cession of ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance."

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	($ in millions)
Gross written premium	$558.7	$410.7	$148.0	36%
Ceded written premium	(293.4)	(262.0)	(31.4)	12%
Net written premium	$265.3	$148.7	$116.6	78%
Gross written premium increased $148.0 million, or 36%, to $558.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a 12% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 6% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas which began in December 2022 also contributed to the increase in gross written premium during the period.
Ceded written premium increased $31.4 million, or 12%, to $293.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to growth in business across all products and the impact of our reinsurance agreements. Under the terms of our Reinsurance Program which became effective July 1, 2023, our overall share under the proportional reinsurance is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000 and contracts are subject to loss ratio caps and variable commission levels. In 2022, the Company decreased the overall share of proportional reinsurance from 70% of premiums to 55% effective July 1, 2022. The Company also purchased a reinsurance program to protect against natural catastrophe risk in the U.S that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $116.6 million, or 78%, to $265.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to the $148.0 million, or 36%, increase in gross written premium offset by the increase in ceded written premium of $31.4 million, or 12% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 53% for the nine months ended September 30, 2023, as compared to 68% for the nine months ended September 30, 2022 primarily due to the change in total participation under the proportional reinsurance contracts.

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	($ in millions)
Gross earned premium	$491.3	$339.2	$152.1	45%
Ceded earned premium	(260.0)	(230.0)	(30.0)	13%
Net earned premium	$231.3	$109.2	$122.1	112%

Ceding Commission Income
Ceding commission income increased $5.0 million, or 11%, to $51.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $12.9 million, or 274%, to $17.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns offset by investment expenses of $0.3 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $6.0 million, or 75%, to $14.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to growth on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $109.6 million, or 104%, to $215.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily in line with growth in premium, increase in net retained losses due to change in total participation under the proportional reinsurance contract, and increased claims costs due to impact of inflation. For the nine months ended September 30, 2023, net incurred losses included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas.
Other Insurance Expense
Other insurance expense increased $12.8 million, or 41%, to $43.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Professional fees and other also increased $5.3 million, or 64%, as compared to the nine months ended September 30, 2022, primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceding commissions increased $3.7 million, or 106%, as compared to the nine months ended September 30, 2022. Credit card fees also increased $2.7 million, or 39%, as compared to the nine months ended September 30, 2022, as a result of the increase in customers and associated premium.

Sales and Marketing
Sales and marketing expense decreased $33.7 million, or 30%, to $77.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Expense related to brand and performance advertising, the largest component of our sales and marketing expenses, decreased by $33.4 million, or 44%, as compared to the nine months ended September 30, 2022, as a result of reduced spending on search advertising and other customer acquisition channels in response to new product offerings. Partner payments increased $1.9 million, or 146%, compared to the nine months ended September 30, 2022 .
Technology Development
Technology development expense increased $11.6 million, or 21%, to $67.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $5.1 million, or 11%, as compared to the nine months ended September 30, 2022, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning and geographic expansion. Hosting and development costs also increased by $3.2 million, or 84%, as compared to the nine months ended September 30, 2022 consistent with growth of business. Fees paid to contractors increased by $2.3 million, or 383%, related to the integration of Metromile as compared to the nine months ended September 30, 2022. Software expense also increased by $1.1 million, or 55%, as compared to the nine months ended September 30, 2022.
General and Administrative
General and administrative expense increased $9.2 million, or 10%, to $100.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Depreciation and amortization expense increased $8.3 million, or 120%, as compared to nine months ended September 30, 2022. Employee-related expense, including stock-based compensation, increased by $5.2 million, or 14%, as compared to the nine months ended September 30, 2022, as we increased finance, legal, business operations and administrative personnel. An asset impairment on the right-of-use asset related to the San Francisco office in the amount of $3.7 million and an accrual for a potential liability claim of $3.0 million related to Metromile were recorded during the third quarter of 2023. Allocated occupancy and related costs increased by $2.3 million, or 77%, as compared to the nine months ended September 30, 2022, primarily related to the integration of Metromile. Legal, accounting and other professional fees decreased $4.3 million, or 37%, compared to the nine months ended September 30, 2022. Insurance expense decreased $2.4 million, or 35% compared to the nine months ended September 30, 2022. Non-recurring transaction and integration costs of $8.4 million were incurred for the nine months ended September 30, 2022 related to the Metromile Acquisition.
Income Tax Expense
Income tax expense decreased $3.1 million, or 42%, to $4.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to change in transfer pricing methodology and uncertain tax position.
Net Loss
Net loss decreased $39.6 million, or 17%, to $194.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the factors described above.

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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income and interest income, and net realized gains and losses on sale of investments, plus fixed costs and overhead associated with our underwriting operations including employee-related expense and professional fees and other, and depreciation and amortization allocated to cost of revenue, and other adjustments that we would consider to be unique in nature. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.

The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Total revenue	$114.5	$74.0	$314.3	$168.3
Adjustments:
Loss and loss adjustment expense, net	$(75.9)	$(53.3)	$(215.4)	$(105.8)
Other insurance expense	(15.1)	(12.1)	(43.7)	(30.9)
Depreciation and amortization	(1.6)	(0.5)	(4.7)	(2.0)
Gross profit	$21.9	$8.1	$50.5	$29.6
Gross profit margin (% of total revenue)	19%	11%	16%	18%
Adjustments:
Net investment income	$(7.0)	$(2.6)	$(17.6)	$(5.0)
Interest income and other income	(0.7)	(0.3)	(2.2)	—
Employee-related expense	4.6	3.9	13.1	12.1
Professional fees and other	4.5	3.6	13.6	8.3
Depreciation and amortization	1.6	0.5	4.7	2.0
Adjusted gross profit	$24.9	$13.2	$62.1	$47.0
Adjusted gross profit margin (% of total revenue)	22%	18%	20%	28%
Ratio of Adjusted Gross Profit to Gross Earned Premium
We define the Ratio of Adjusted Gross Profit to Gross Earned Premium as the ratio of adjusted gross profit to gross earned premium. The Ratio of Adjusted Gross Profit to Gross Earned Premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross profit ratio as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends over time.

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Numerator: Adjusted gross profit	$24.9	$13.2	$62.1	$47.0
Denominator: Gross earned premium	$173.2	$136.4	$491.3	$339.2
Ratio of Adjusted Gross Profit to Gross Earned Premium	14%	10%	13%	14%

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest income and expense, net investment income, net realized gains and losses on sale of investments, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, interest expense on borrowings under financing agreement, and other non-cash adjustments and other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Net loss	$(61.5)	$(91.4)	$(194.5)	$(234.1)
Adjustments:
Income tax expense	1.9	2.3	4.3	7.4
Depreciation and amortization	5.0	3.8	15.2	6.8
Stock-based compensation (1)	15.4	14.8	45.6	42.8
Transaction and integration costs from Metromile acquisition	—	7.4	—	8.4
Interest income and others	(0.5)	(0.3)	(2.0)	(0.3)
Net investment income	(7.0)	(2.6)	(17.6)	(4.7)
Change in fair value of warrants liability	—	0.3	(0.3)	0.3
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.2)	—	(1.1)	—
Other adjustments (2)	6.7	—	6.7	—
Adjusted EBITDA	$(40.2)	$(65.7)	$(143.7)	$(173.4)
(1) Includes compensation expense related to warrant shares of $0.9 million and $1.5 million for the three and nine months ended September 30, 2023.
(2) Includes impairment charge of $3.7 million related to the San Francisco office sublease and $3.0 million accrual for a potential liability claim, both related to Metromile.

Liquidity and Capital Resources

As of September 30, 2023, we had $231.7 million in cash and cash equivalents, and $706.8 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of September 30, 2023 will be sufficient to meet our working capital, liquidity and capital expenditures needs over at least the next 12 months. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of September 30, 2023, cash and investments held by these companies was $379.1 million of which $108.6 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2023, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	($ in millions)
Net cash used in operating activities	$(103.0)	$(134.4)
Net cash provided by investing activities	$48.1	$93.6
Net cash provided by financing activities	$8.2	$3.3

Operating Activities
Cash used in operating activities was $103.0 million for the nine months ended September 30, 2023, a decrease of $31.4 million from $134.4 million for the nine months ended September 30, 2022. This reflected the $39.6 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to claim payments, settlements with our reinsurance partners, and decreased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.

Cash used in operating activities was $134.4 million for the nine months ended September 30, 2022. This reflected our net loss of $234.1 million, partially offset by non-cash charges and net cash provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of non-cash stock-based compensation. Net cash provided by changes in operating assets and liabilities primarily consisted of increases in unearned premiums and ceded premium payable partially offset by increases in prepaid reinsurance, premiums receivables and amounts expected to be recovered from our reinsurance partners, and increased spend related to growth and expansion.
Investing Activities
Cash provided by investing activities was $48.1 million for the nine months ended September 30, 2023, primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash used in investing activities was $93.6 million for the nine months ended September 30, 2022, primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, short term investments, and cash from the Metromile Acquisition. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $8.2 million for the nine months ended September 30, 2023, primarily due to borrowings under the financing agreement and proceeds from stock option exercises.
Cash provided by financing activities was $3.3 million for the nine months ended September 30, 2022, primarily due to proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of September 30, 2023 to our contractual obligations from those described in our Annual Report on Form 10-K, except for borrowings under financing agreement as noted above. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $944.9 million in cash and cash equivalents, and investments available at September 30, 2023. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of the our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on September 30, 2023, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2023, none of our fixed maturity portfolio was unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with all but one having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations. See Note 16 to the accompanying consolidated financial statements for more information
Item 1A. Risk Factors.
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K, other than set forth below:
SoftBank has voting and dispositive control of approximately 17.1% of our common stock. This concentration of voting power in SoftBank could limit your ability to influence the outcome of important transactions, including a change in control, and SoftBank’s interests may differ from our interests or those of our other stockholders.
As of November 2, 2023, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 17.1% of our outstanding common stock, corresponding to approximately 17.1% of the total voting rights in our Company. Effective as of March 31, 2023, SoftBank has sole investment and voting power over the Lemonade shares that it owns. This concentration of voting power may increase SoftBank’s influence over matters requiring stockholder approval, including the election of directors, the approval of certain business combinations or dispositions, amendments to our amended and restated certificate of incorporation or to our amended and restated bylaws, and other extraordinary transactions. SoftBank may have interests that differ from ours or yours and may vote on matters in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock. Additionally, sales of substantial amounts of our common stock in the public markets by SoftBank, or the perception that sales might occur, could reduce the price that our common stock might otherwise attain and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.
We maintain offices in Israel and some of our officers, employees and directors are located in Israel, including our Co-Founders and some of our product development staff, help desk and online sales support operations. As of September 30, 2023, we had approximately 300 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, including most recently in October 2023, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities, including the most recent attacks by Hamas, were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our officers, employees and directors are located, and negatively affected conditions in Israel. The tension between Israel and Iran and/or these groups continues to escalate and may turn even more violent in the future, which could materially adversely affect conditions in Israel in general and our operations in particular.
Furthermore, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to the recent terrorist activity, there have been call-ups of military reservists and it is possible that there will be increases in military reserve duty call-ups in the future. Some of our officers and employees based in Israel have been called upon to perform military reserve duty and/or active duty, and others may be called in the future. Our operations have been and may continue to be partially disrupted by these employee absences, which could materially adversely affect our business and results of operations. We have contingency plans and structures in place to mitigate these risks, and we continue to monitor our ongoing activities and will make any needed adjustments to ensure the continuity of our business, while supporting the safety and well-being of our employees.
Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners in person. Further, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and a material adverse impact on our business. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Any hostilities, armed conflicts or political instability involving Israel could adversely affect our results of operations. With regards to the recent hostilities, there is still uncertainty regarding the extent to which it will impact our operations in Israel, which we continue to evaluate.
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
In addition, the Israeli government has recently and may in the future pursue extensive changes to Israel’s judicial system. In response to such changes, many individuals, organizations and institutions, both within and outside of Israel, have in the past and may in the future voice concerns that the proposed changes may negatively impact the business environment in Israel, due to potential reluctance of foreign investors to invest or transact business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments occur, they may have an adverse effect on our business, our results of operations, or our ability to raise additional funds, if deemed necessary by our management and board of directors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)    We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 1, 2023, the Company entered into a Transition Letter Agreement (the “Transition Letter Agreement”) with John Peters, the Company’s Chief Insurance Officer, under which, in connection with a reduction of Mr. Peters' duties to thirty hours per week of service to the Company, Mr. Peter’s annual base salary will be reduced from $410,000 to $212,500, effective November 15, 2023.
Under the Transition Letter Agreement, if Mr. Peters’ employment is terminated by the Company without cause either (i) on or before May 15, 2024 or (ii) between May 16, 2024 and November 15, 2024, the annual base salary utilized to calculate Mr. Peters’ severance benefits set forth in the amended and restated employment agreement, dated July 7, 2020 by and between Mr. Peters and the Company will be deemed to be $425,000 and $320,000, respectively.
The foregoing description of the Transition Letter Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Transition Letter Agreement, a copy of which is attached hereto as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

(b)     None

(c)     During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.2	7/10/2020
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
10.1*	Transition Letter Agreement by and between John Peters and Lemonade, Inc. dated November 1, 2023
31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	November 3, 2023	By:	/s/ Daniel Schreiber
Daniel Schreiber
Co-Chief Executive Officer

Date:	November 3, 2023	By:	/s/ Shai Wininger
Shai Wininger
Co-Chief Executive Officer

Date:	November 3, 2023	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer