Form 10-K
period 2023-12-31
Lemonade, Inc.
filed 2024-02-28
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

(844) 733-8666
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LMND	The New York Stock Exchange
Warrants to Purchase Common Stock	LMND-WS	New York Stock Exchange American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of $16.85 on June 30, 2023, was approximately $820,769,600.

Registrant had 70,224,408 shares of common stock outstanding as of February 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding our future results of operations and financial position, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, our ability to effectively manage the growth of our business, our ability to achieve profitability, the effects of seasonal trends on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, the impact of the evolving conflict in Israel and surrounding region and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our common stock or warrants. The principal risks and uncertainties affecting our business include the following:

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
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business and impact our capital needs. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
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
•If we are unable to expand our product offerings, or expand into new markets, our prospects for future growth may be adversely affected.
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
•The insurance business, including the market for renters, homeowners, pet, life and car insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
•We rely on artificial intelligence, telematics, mobile technology, and our digital platforms to collect data that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
•We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.
•Security incidents or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, result in loss of personal customer information, damage our reputation and brand, and harm our business and operating results.
•We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions. In addition, insurance regulators of other states in which we are licensed to operate may also conduct examinations or other targeted investigations, which may also result in adverse examination findings and necessitate remedial actions
•If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected.
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
•Increasing scrutiny, actions and changing expectations from investors, clients, regulators, our employees and other stakeholders with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
•Our agreement with General Catalyst may not function as expected, and its failure to do so could adversely impact our financial condition and results of operations.
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
•We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may affect our ability to achieve our profitability.
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
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as two seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become ever better at delighting customers and evaluating risk.
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
Our Business Model
At the foundation of our business model is a direct, digital, customer-centric experience that enables rapid growth and strong retention. Our customer-centricity runs deep, and our underlying business model is designed to align interests between us and our customers. This technology-first customer acquisition and retention strategy, combined with our unconflicted business model, results in a highly attractive financial model.
We leverage technology in everything we do. AI Maya and our APIs sell 98% of Lemonade's policies. Approximately 95% of homeowners insurance policies in the United States are sold via agents, making a platform that finds, onboards, and digitally serves consumers end-to-end very much an outlier. Our digital substrate enables us to integrate marketing and onboarding with underwriting and claims processing, collecting and deploying data throughout, to constantly drive efficient customer acquisition, enhance the experience, and mitigate risk. This approach results in significant, rapid scaling coupled with high customer satisfaction.
To align our interests with those of our customers, encourage good behavior and build a long-term relationship based on mutual trust, we endeavor to decouple our financial incentives from variability in claims. Unlike many of our competitors, we work to minimize incentives to deny legitimate claims as we aim to give back, rather than pocket, leftover monies. Our reinsurance contracts serve to lessen volatility in our operating results, as a material portion of claims are borne by our reinsurance partners. See "Risk Factors — Risks Relating to Our Business”. In the future, reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business and impact our capital needs. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
After our customers purchase a policy, we ask them to designate a charitable cause for us to support. As a result, we believe customers are less inclined to embellish claims as they could be hurting a nonprofit they care about, rather than an insurance company they do not.
Strong retention rates and a subscription-based model create highly-recurring and naturally-growing revenue streams, and provide visibility into our topline results. Our reinsurance construct, in turn, mitigates the bottom-line volatility inherent in traditional insurance companies, where profits quite literally depend on the weather. With our reinsurance agreements offloading residual claims, and our Giveback policy offloading residual premiums, we have two powerful ballasts that reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers.

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
AI Jim
AI Jim is our claims bot, and, as of December 31, 2023, 98% of the time, it is AI Jim that will take the first notice of loss from a Lemonade customer making a claim, paying the claimant or declining the claim without human intervention (and with zero claims overhead, known as loss adjustment expense, or “LAE”). AI Jim triages and assigns claims he is not authorized to settle, or ones where he identifies concerns, to human claims experts, analyzing each expert's specialty, qualifications, workload, and schedule to determine to whom to assign the claim. Even where human escalation is needed, AI Jim will have done much of the heavy lifting so our team can settle claims and support customers in their hour of need as quickly and smoothly as possible.
The claims process represents the most acute pain point in the insurance experience, and it is where animosity toward the industry is most commonly cultivated. Re-imagining claims for the benefit of the customer, by aligning interests and incentives and by endeavoring to remove friction, hassle, cost, and delays, is therefore a key driver of our leadership in customer satisfaction.
CX.AI
CX.AI is our bot platform built to understand and instantly resolve customer requests without human intervention. About a third of Lemonade’s customer inquiries are currently handled this way. Customers often require assistance pre- or post-purchase, ranging from coverage questions to making changes to their policy, such as adding a spouse, updating coverage amounts, changing payment methods, or adding newly purchased items. CX.AI uses Natural Language Processing to analyze and understand customers' requests, helping them perform a growing set of tasks.
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

Grow within our existing customer base
As our customers move up the economic ladder and through lifecycle events, their insurance needs evolve to higher value products: renters continuously acquire more property and frequently upgrade to successively larger homes. Growing households often need car, pet, and life insurance, and additional coverage. These progressions regularly trigger orders of magnitude jumps in insurance premiums, and within states that offer all of Lemonade’s “suite of products” - Renters, Home, Car, Pet, and Life - we see a growing proportion of customers with multiple Lemonade policies. For example in Illinois, the first state to have the full suite of Lemonade products available, the rate of “bundling”, customers adding at least a second policy, is growing quarter after quarter, increasing both premium and retention. We aim to provide an unmatched user experience in order to retain customers throughout their lifespan, expanding their lifetime value without incurring any incremental costs of acquisition.
Expand to new products
Our strategy of growing with our customers also lends itself to expanding into new lines of insurance, as lifecycle events trigger the need for additional insurance products.

@25
@50
Umbrella
Life
Car
Pet
Travel
Renters
Condo
Homeowners

Our regulatory framework, technology stack, and brand are all extensible to new lines of insurance, and we anticipate that these will contribute to our growth in the future. In the last three years, we have added life, pet and car insurance to our growing portfolio of offerings, and expect to add additional coverage types over time.
Expand to new geographies
As of December 31, 2023, we are licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington, D.C. We operate in 38 of those states and Washington, D.C., which collectively represents approximately 92% of the U.S. population. Our strong brand and unique business model drive rapid growth and allow us to quickly gain share in new markets. We also hold a pan-European license, enabling us to passport into and sell in 30 countries across Europe. Under this license we commenced operations in Germany in 2019, and in the Netherlands and France in 2020. In October 2022, we began selling contents insurance in the United Kingdom (“UK”) in a cross border basis under the UK’s Temporary Permission Regime. We also registered two UK branches: (i) Lemonade Insurance N.V., UK Branch (“UK Branch”) and its affiliate (ii) Lemonade Agency B.V.. In May and June 2023 respectively, we received a third country branch authorization in the UK for both of these registered branches allowing us to operate on a permanent basis in the UK market.

The Lemonade platform is inherently multilingual and agile by design, so that we can efficiently expand into new markets and new product offerings both within the United States and internationally.
Our Product Offerings
Renters and Homeowners Insurance
We currently offer our products to renters and homeowners in the United States, and contents and liability insurance in Germany, the Netherlands, France, and the United Kingdom. The insurance we offer in the United States covers stolen or damaged property, and also covers personal liability, which protects our customers if they are responsible for an accident or damage to another person or their property. In a number of states, we also offer landlord insurance policies to condo and co-op owners who rent out their property less than five times a year.
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

We believe our expansion into pet insurance will allow us to further achieve our long-term strategy of growing with our young customer base by offering new insurance experiences to customers as they progress in their lifecycles. About 72% of our pet insurance policies were sold to new customers, and about 6% of those have already added a renters or homeowners policy to their pet policy as of December 31, 2023. Customers that bundle our insurance offerings typically save money. The remaining 28% or so of pet insurance policies were sold to existing customers, whose median premium per customer grew roughly 3.7x with little to no incremental customer acquisition costs.

Car

We launched car insurance in December 2021 in Illinois, and now offer it in a handful of states. Lemonade Car insurance covers car accidents, weather damage, theft and vandalism, damage from fire, trees, or animals, glass and windshield repair, liability for bodily injury and property damage, medical expenses, roadside assistance, and reimburses drivers for expenses relating to temporary transportation when a car is being repaired, subject to certain exceptions. For each added Lemonade Car customer, we plant trees based on drivers’ mileage to help offset carbon emissions. Our product was built for environment-friendly cars and we also offer a fair price based on how you drive.

In July 2022, we announced the completion of the acquisition of Metromile, a pay-per-mile car insurance provider. As part of the acquisition, we received a full-stack insurance entity with 49 state licenses plus Washington, D.C., and precision data from 500 million car trips.

Life

Lemonade also provides life insurance through a partnership arrangement with a third-party carrier. With Lemonade’s term life insurance offering, individuals can apply online for up to $1.5 million or more in coverage, for a term of 10 to 40 years. Applicants use Lemonade’s interface to receive an initial quote estimate and then are transferred to our partner to complete their final application.
Giveback Feature
Giveback is a distinctive feature, whereby each year we aim to donate leftover money to causes our customers care about. After our customers purchase a policy, we ask them to select, from a pre-vetted list, a charitable cause to support with the residual premiums from their policy. Behind the scenes, customers who select the same charitable cause are classified as members of the same "cohort." Once each year we review the loss ratio of each cohort, and provided that we pass the financial ratio tests required by our regulators, we aim to donate the funds remaining, if any, to the charitable cause selected by that cohort. Cohorts with a loss ratio above 40% usually will not receive a Giveback.
The Giveback is paid only if payment is authorized by our board of directors in its sole discretion and consistent with its duty of care. See "Risk Factors — We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition." Our 2023 Giveback for the 12 month period ended June 30, 2023 amounted to $2,008,847. We calculate our annual Giveback on each anniversary of our primary reinsurance contract. The Giveback is not a contractual obligation to any customer or to any cause, and customers may not take a tax deduction related to the donations.
We have informed, and intend to continue to inform, our customers of the amount donated to their selected nonprofit during each Giveback on an annual basis, details of which follow:

Giveback Year	Number of Nonprofit Organizations	Amount
2023	58	$2,008,847
2022	59	$1,873,588
2021	65	$2,303,381
2020	34	$1,128,109
2019	26	$631,540
Selected nonprofit organizations chosen by customers in 2023 included: Charity Water, New Story, Malala Fund, and many others. Although a new and untested concept, we believe that donating a portion of the money left over after paying claims to nonprofits will discourage fraud and promote greater trust between us and our customers. The Giveback program, and our underlying ethos, has also helped build an honest relationship with our consumers. They trust us, and they also become part of a community; our policyholders are helping others while covering their own valuables, insuring their home, or making sure their pet can afford vital medical care.
Our Vertically-Integrated Platform
Sales and Marketing
Our goal is to increase brand awareness and the number of customers migrating to our platform by utilizing a number of marketing channels to aid our direct-to-consumer sales model. Our primary channel of advertisement is the internet, where we promote our ads and services through various media and social media platforms, including Facebook, TikTok, YouTube, and Instagram. We also use the data generated in customer support interactions to constantly refine and improve our marketing campaigns. We conduct drip campaigns via email to follow up with those who have inquired about us or started the on-boarding process. Additionally, we enter into agreements with parties who have access to potential customers, including insurance agencies, apartment building owners, and property management companies.

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
Claims Process
Powered and driven by our technology, our claims process is conducted via our digital platform, which includes our iOS and Android mobile apps. Claims can be substantiated with receipts, notes of where and when the item was purchased, and in certain cases, police reports. We also ask the customer to record a video explaining their claim to enhance the claim review process. After the customer completes a claim report on our mobile app, the customer is asked to enter bank account information. If the claim is approved, a payment is issued and deposited directly into the customer's account. Claims are commonly paid or declined through our claims bot, AI Jim, within seconds.
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
The first-order consequence of this uncertainty is that insurers often see unwelcome swings in their results. The second-order consequence is that regulators require insurers to keep significant reserves to absorb these swings, making them capital intensive. We set out to architect our business to be at once capital-light and possessed of a predictable and growing gross margin. Through judicious use of "reinsurance," we believe we have largely achieved these goals.
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
Proportional Reinsurance: Maximize Capital Efficiency
The low cost of capital for reinsurance companies creates an opportunity to share premiums and maintain our gross margin while dramatically reducing our capital requirements through a structure called "proportional reinsurance" (also known as "quota share reinsurance"). We currently have proportional reinsurance covering a significant proportion of our business (the "Proportional Reinsurance Contracts"). Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or "cede”, a fixed share of our premiums to our reinsurers. In exchange, these reinsurers pay us a variable "ceding commission", in addition to funding all of the corresponding claims.

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
Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. To reduce this risk, we also purchase one year property catastrophe excess protection.
In 2023, we formed a new risk-bearing entity, Lemonade Re SPC, in the Cayman Islands, where we hold some of our retained risk. We also established a captive cell facility at a Bermuda transformer vehicle that is authorized to write and purchase insurance / reinsurance where we retain most of our windstorm exposure.
We believe our reinsurance structure achieves these important goals: making us capital-light, buffering our gross margin from the vicissitudes of claims, and leaving room for our gross margin to grow.
Duration
Our goal of maximizing predictability of our results, while growing gross margin over time, led us to vary not only the terms of our reinsurance agreements, but their term, too.

The Proportional Reinsurance Contracts are issued by a consortium of three reinsurers, including Hannover Ruck SE, MAPFRE Re (Spain), and Swiss Re America (US), each holding an ‘A’ or better rating from A.M. Best, and each holding a share of the agreement’s commitments. In addition, we established a Cayman Islands-based captive reinsurer to which Metromile Insurance Company (“MIC”) cedes approximately 25% of its premiums and losses.

Our Non-Proportional Reinsurance Contracts are issued by a collection of reinsurers, each holding an ‘A’ or better rating from A.M. Best, have a one-year term that expires on June 30, 2024. We also have a reinsurance contract between Lemonade Insurance Company (“LIC”) and a Bermuda-based segregated cell insurer to cover catastrophe risks over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate.

We estimate that approximately half of our book is reinsured through June 30, 2024, and renewed and renegotiated on an annual basis. We believe that the terms of our reinsurance arrangements provide an appropriate balance between maximizing predictability, and enabling us to capture more margin over time.
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
As of December 31, 2023, we have 5 issued patents in the United States. The issued patents generally relate to determining the route and parking location of a vehicle, recording trip data associated with a vehicle, and estimating the usage of a vehicle based on refueling events. The issued patents are expected to expire between September 1, 2035 and January 11, 2036. We do not own any foreign patents and do not have any foreign patent applications pending. As of December 31, 2023, we hold 131 foreign registered trademarks and 10 registered trademarks in the United States, including the Lemonade and Metromile marks, have 8 foreign trademark applications pending and no U.S. trademark applications pending, and hold 3 copyrights in the United States, covering certain videos, texts, photographs, and artwork displayed on our mobile app and website. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Human Capital Resources
Employees
As of December 31, 2023, we had 1,258 employees, 845 of whom were based in the United States and the rest of whom were based outside of the United States, primarily in Israel and the Netherlands. In the Netherlands, certain employees are subject to a collective agreement between the Dutch Association of Insurers and various trade unions. The collective agreement covers wages and terms and conditions of employment. Participation in the collective agreement is mandatory for members of the Dutch Association of Insurers, a leading association of private insurance companies operating in the Netherlands. Beyond this, to our knowledge, none of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
As of December 31, 2023, and based on public information from five competing insurance companies in the United States, we estimate that the number of customers per employee for those companies ranges from approximately 150 to approximately 450 customers per employee. We base this estimate on publicly available information, which we have adjusted for comparability. The calculation of "employees" includes insurance agents and brokers because they are a significant cost component for other insurance companies. In comparison to these competitors, our number of customers per employee was approximately 1,600 as of December 31, 2023.
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

In addition, the Foundation launched a first of its kind blockchain based insurance product for the world’s most vulnerable farmers. The product was built with a goal of protecting subsistence farmers against the effects of climate change. Thousands of families in Kenya have already been protected by this product, and the Foundation expects to continue scaling this product in the coming months. The product was launched as part of the Lemonade Foundation Crypto Climate Coalition - in cooperation with a number of strategic partners: Hannover Re, Pula, Chainlink, Avalanche, Etherisc and DAOstack.
Diversity

We understand that strength lies in the diversity of our employees and drives the innovation behind our product. We encourage employees to bring their lived experiences, and personal strengths, to develop new ideas, improve customer experience and shape our brand. We engage with employees for ideas of nonprofits to partner with, or resources to learn more about a social issue, and their candid (and anonymous, should they choose) feedback about our workplace culture and environment. In the wake of the social justice movements, our employees founded in 2020 an internal anti-racism education group, and continue to share resources, promote racial equity, and develop anti-bias training.

Health, Safety and Wellness

As a B Corp, it is part of our legal mission to advance the health, well-being and equity of employees. To that end, employees have access to health and wellness programs, and healthcare plans.

Geographic Scope of Business

In the United States, as of December 31, 2023, LIC and MIC are licensed to sell our insurance products in the following states:

Licensed | Selling | None

State	Renters	Home	Pet	Car	Life
AK	None	None	Licensed	Licensed	Selling
AL	Licensed	Licensed	Selling	Licensed	Selling
AR	Selling	Licensed	Selling	Licensed	Selling
AZ	Selling	Selling	Selling	Selling	Selling
CA	Selling	Selling	Selling	Selling	Selling
CO	Selling	Selling	Selling	Licensed	Selling
CT	Selling	Selling	Selling	None	Selling
DC	Selling	Selling	Selling	Licensed	Selling
DE	Licensed	Licensed	Licensed	Licensed	Selling
FL	Selling	Licensed	Selling	Licensed	Selling
GA	Selling	Selling	Selling	Licensed	Selling
HI	Licensed	Licensed	Licensed	None	Selling
IA	Selling	Selling	Selling	Licensed	Selling
ID	None	None	None	Licensed	Selling
IL	Selling	Selling	Selling	Selling	Selling
IN	Selling	Selling	Selling	Licensed	Selling
KS	None	None	None	Licensed	Selling
KY	Licensed	Licensed	Licensed	Licensed	Selling
LA	Licensed	Licensed	Licensed	Licensed	Selling
MA	Selling	Selling	Selling	Licensed	Selling
MD	Selling	Selling	Selling	Licensed	Selling
ME	Licensed	Licensed	Licensed	Licensed	Selling
MI	Selling	Selling	Selling	None	Selling
MN	None	None	None	Licensed	Selling
MO	Selling	Selling	Selling	Licensed	Selling
MS	Licensed	Licensed	Selling	Licensed	Selling
MT	Licensed	Licensed	Selling	Licensed	Selling
NC	None	None	Selling	Licensed	Selling
ND	Licensed	Licensed	Selling	Licensed	Selling
NE	None	None	Selling	Licensed	Selling
NH	Licensed	Licensed	Selling	Licensed	Selling
NJ	Selling	Selling	Selling	Selling	Selling
NM	Selling	Licensed	Selling	Licensed	Selling
NV	Selling	Selling	Selling	Licensed	Selling
NY	Selling	Selling	Selling	Licensed	None
OH	Selling	Selling	Selling	Selling	Selling
OK	Selling	Selling	Selling	Licensed	Selling
OR	Selling	Selling	Selling	Selling	Selling
PA	Selling	Selling	Selling	Selling	Selling
RI	Selling	Selling	Selling	Licensed	Selling
SC	Licensed	Licensed	Selling	Licensed	Selling
SD	Licensed	Licensed	Licensed	Licensed	Selling
TN	Selling	Selling	Selling	Selling	Selling
TX	Selling	Selling	Selling	Selling	Selling
UT	Licensed	Licensed	Selling	Licensed	Selling
VA	Selling	Selling	Selling	Selling	Selling
VT	Licensed	Licensed	Licensed	Licensed	Selling
WA	Selling	Selling	Selling	Selling	Selling
WI	Selling	Selling	Selling	None	Selling
WV	Licensed	Licensed	None	Licensed	Selling
WY	Licensed	Licensed	Licensed	Licensed	Selling

We also currently hold a pan-European license, which enables us to sell in 30 countries across Europe. Under this license, we commenced operations in Germany in 2019, and in the Netherlands and France in 2020. In October 2022, we began selling contents insurance in the UK on a cross-border basis under the UK's Temporary Permission Regime. During 2023 Lemonade's UK branch establishments received a third country branch authorization from the Prudential Regulation Authority and Financial Conduct Authority in the UK allowing us to operate in the UK permanently.
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

Licensing of Our Employees and Adjusters

In most states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and are not required to be licensed agents. As of December 31, 2023, 382 employees were required to maintain and did maintain requisite licenses for these activities in most states in which we operate.

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

In the course of our business, we collect and maintain confidential and personal information. As a result, we are subject to U.S. federal and state privacy and data security laws and regulations that, among other things, require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure. For example, in 2017, the New York Department of Financial Services (“NYDFS") adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. On November 1, 2023, the NYDFS issued a significant amendment to the cybersecurity requirements, mandating covered entities to adopt specific standards and controls to secure sensitive data. The recent amendment significantly expands obligations on entities regulated by NYDFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure. Regulated entities are generally required to comply with the new requirements imposed by the Amendment in phases throughout 2024 and 2025.

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

Additionally, a growing set of privacy regulations have created intense scrutiny regarding Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on consumer data protection and privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. It is essential that we monitor legal requirements and other developments in this area, domestically and globally, maintain a robust privacy and security compliance program, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions, and the applicable choices we offer consumers.

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

GDPR

The General Data Protection Regulation (E.U.) 2016/679 (the “E.U. GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the European Union and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the UK (EU GDPR and UK GDPR together referred to as the “GDPR”). In addition, the GDPR may apply to our activities that involve the processing of personal data of individuals in the European Union or UK to whom we offer our products or services. The GDPR could also apply to our business if we were to monitor the activities of individuals in the European Union or UK. As we expand into Europe or UK, the compliance obligations under the GDPR (as set out above) will become more significant. See “Risk Factors — Risks Relating to Our Business — We may face particular privacy, data security, and data protection risks as we continue to expand into Europe or UK. in connection with the GDPR and other data protection regulations.”

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

Risk-Based Capital

Risk-based capital laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use risk-based capital to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. Our regulators in New York, Delaware and California require annual reporting to confirm that LIC and MIC hold in excess of the minimum amount of risk-based capital necessary for their operations. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Failure to maintain risk-based capital at the required levels could adversely affect the ability of LIC and MIC to maintain the regulatory approvals necessary to conduct their businesses. As of December 31, 2023, LIC maintained a risk-based capital level of 416% and MIC maintained a risk-based capital level of 476%.

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

European Regulation

Our European insurance entities consist of Lemonade Insurance N.V., Lemonade Agency B.V. and Lemonade B.V. Lemonade Insurance N.V. is a licensed non-life insurer established in the Netherlands and is subject to key financial rules and regulations including the Second European Solvency Directive 2009/138/EC (as amended, the “Solvency II Directive”); Commission Delegated Regulation (EU) 2015/35 (as amended, the “Delegated Regulation”, together with the Solvency II Directive referred to as the “Solvency II Regulations”); the implementing technical standards and regulatory technical standards issued by the European Insurance and Occupational Pensions Authority (“EIOPA”); the European Insurance Distribution Directive (Directive (EU) 2016/97, “IDD”); the Dutch Financial Supervision Act (Wet op het financieel toezicht, “DFSA”) and the lower rules and regulations promulgated thereunder; the International Financial Reporting Standards as adopted by the European Union ("IFRS EU"); and national regulations, as well as local conduct of business requirements, in each of the jurisdictions in which it operates. Currently, the European Commission is preparing for a review of the Solvency II Directive. Lemonade Agency B.V. is subject to the IDD, the DFSA and national regulations, as well as local business conduct requirements, in each of the jurisdictions in which it operates. Lemonade B.V. is an insurance holding company within the meaning of article 212 of the Solvency II Directive, as implemented in article 1:1 DFSA.

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

Financial and other Regulators

Lemonade Insurance N.V. is subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, “DNB”) as the supervisory authority of its home member state. In addition, it is subject to supervision by the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, “AFM”). The AFM is the regulator tasked with conduct supervision relating to Lemonade Insurance N.V.’s Dutch activities. The German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “BaFin”), as the supervisory authority of a host member state. BaFin is the competent regulator tasked with the supervision of Lemonade Insurance N.V.’s compliance with German regulations and conduct requirements. The French Autorité de Contrôle Prudentiel et de Résolution, "ACPR", which is charged with preserving the stability of the financial system and protecting the customers, insurance policyholders, members and beneficiaries of the persons that it supervises, and Organisme pour le Registre des Intermédiaires en Assurance, "ORIAS", an association under the supervision of the Treasury Department in France and in charge of approving insurance intermediaries operating on the French market; the Bank of England’s Prudential Regulation Authority in charge of prudentially regulating and supervising financial services firms operating in the UK; the British Financial Conduct Authority, whose role includes protecting consumers, keeping the industry stable, and promoting healthy competition between financial service providers.

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

Both Lemonade Insurance N.V. and Lemonade Agency B.V. (“UK branch establishments”) commenced operations in the UK under the Temporary Permission Regime in accordance with which certain European Economic Area based firms may continue to operate in the UK for a limited period following the UK's departure from the European Union. During 2023, the UK branch establishments of Lemonade Insurance N.V., and Lemonade Agency B.V. received a third country branch authorization in the UK allowing both companies to continue to operate in the UK market on a permanent basis. See Required Licensing section below for a description.

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

Lemonade Insurance N.V. launched its first product in the UK market in October 2022. Since 2023 the Company has operated in the UK through its registered branch establishment Lemonade Insurance N.V., UK Branch (BR025196) which received third-country branch authorization from the Prudential Regulation Authority in the UK in May 2023. This allows the company to operate in the UK market permanently. Lemonade Insurance N.V. is licensed as an insurance company by De Nederlandsche Bank in the Netherlands (R162036). Authorized by the Prudential Regulation Authority. Subject to regulation by the Financial Conduct Authority and limited regulation by the Prudential Regulation Authority (FRN 846181).

Additional Information

Our internet website address is www.lemonade.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report, before deciding to invest in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Unless the context indicates otherwise, references in this section to the “merger” or “mergers” refer to the acquisition consummated on July 28, 2022 pursuant to the terms of that certain Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.
Risks Relating to Our Business
We have a history of losses and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 2015 and had an accumulated deficit of $1,096.6 million and $859.7 million as of December 31, 2023 and December 31, 2022, respectively. We incurred net losses of $236.9 million and $297.8 million in the years ended December 31, 2023 and December 31, 2022, respectively. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our user base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
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
Many of our competitors have brands that are well recognized. As a relatively new entrant into the insurance market, we spend considerable money and other resources to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. We may not be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.
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
Our business model is predicated on behavioral economics. Under our model, excess premiums can be donated to nonprofits selected by our customers as part of our annual 'Giveback'. We designed our business model to attract users, align our incentives with those users, discourage fraudulent claims and allow us to offer competitive pricing, but it may not operate as intended over time and on a larger scale. For example:

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
•See "Business — Our Vertically-Integrated Platform — Reinsurance." False claims or higher than expected claims could cause reinsurers to charge higher rates, refuse to provide reinsurance or provide reinsurance on less favorable terms. The control procedures we have implemented to detect false claims, may not prevent such claims from being filed or prevent a sufficient number of them from being paid out.
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
We launched our business to sell renters and homeowners insurance in late 2016 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, our operating results are hard to predict, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model. For example, our user base is made up primarily of renters and we have very few instances of those renters becoming homeowners, a key element of our business model. It is also difficult for us to track that data and the data that we collect may not provide useful measures for evaluating our business model. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, business, financial condition and results of operations.
We may not be able to manage our growth effectively.
Our revenue grew from $128.4 million for the year ended December 31, 2021, $256.7 million for the year ended December 31, 2022, to $429.8 million for the year ended December 31, 2023. Our total number of employees grew from 1,119 as of December 31, 2021, to 1,367 as of December 31, 2022, and then declined slightly to 1,258 as of December 31, 2023. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure is becoming more complex as we add staff, and we will continue to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers' insurance- buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business and impact our capital needs. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.

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

If we are unable to maintain relationships with third-party service providers, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues our prospects for future growth may be adversely affected.

Some parts of our business depend on our relationships and contractual arrangements with third parties. If our third parties terminate business arrangements with us, or renew contracts on terms less favorable to us, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be adversely affected. For example, our life insurance product is offered through an arrangement with a life insurance provider. In these relationships, we rely on the third-party’s internal controls, to manage the product. Although we monitor the third-party provider’s and other service providers on an ongoing basis, our monitoring efforts may not be adequate, or our providers could exceed their authorities or otherwise breach obligations owed to us, which could result in operational disruption, reputational damage and regulatory intervention and otherwise have a material adverse effect on our results of operation and financial condition.

If we are unable to expand our product offerings, or expand into new markets, our prospects for future growth may be adversely affected.

Our ability to attract and retain customers and therefore increase our revenue depends on our ability to successfully expand our product offerings into new markets. In 2020, we launched pet insurance and in 2021 we launched our life and car insurance products to add to our renters and homeowners insurance offerings. Our success in the renters, homeowners, pet, life and car insurance markets depend on our deep understanding of each market and associated business challenges faced by participants in them. Developing this level of understanding of the newer markets we have entered may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings or the states in which we offer them. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If our products are not competitive in current markets or we do not penetrate new markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the renters, homeowners, pet, life and car insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.

Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers.

We utilize the data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. Similarly, we use proprietary artificial intelligence algorithms to process many of our claims. The data that we gather through our interactions with our customers is evaluated and curated by proprietary artificial intelligence algorithms. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims. Such situations may also result in fines and monetary penalties as well as regulatory orders requiring remedial, injunctive, or other corrective action.
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
For example, in the United States, the CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act (TCPA) places restrictions on making outbound calls, faxes, and SMS text messages to consumers using certain types of automated or prerecorded technology or that involve marketing. Among other restrictions under the TCPA, with respect to phone calls and text messages, prior express consent, and in the case of certain marketing messages, prior express written consent, of consumers may be required before sending certain outbound calls or text messages. We could face allegations that we have violated the TCPA, CAN-SPAM Act, or similar laws, rules and regulations, and even if these allegations are without merit, we could face regulatory inquiries, lawsuits and related defense costs, liability (such as fines, damages, consent decrees, and injunctions), harm to our reputation and other losses that could harm our business.
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

State legislatures and insurance regulators have also shown interest in the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The National Association of Insurance Commissioners (“NAIC”) adopted Artificial Intelligence Principles in August 2020, and a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, including bulletins issued in 2022 by the California and Connecticut Departments of Insurance, and more recently in January 2024 by the New York State Department of Financial Services, advising insurers of their obligations related to unfair discrimination when using big data and artificial intelligence.

Due to Proposition 103 in California, our largest market for car insurance, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This could hinder our ability to accurately assess the risks that we underwrite in other states if they were to pass similar laws or regulations. In three other states where we currently operate, we do not use behavioral telematics data because it is either (a) permitted, but we opted out given uncertainty regarding the impact such data would have on pricing, or (b) it is voluntary (meaning the policyholder has to opt in). As we aim to be a fully national provider of insurance across 50 states and Washington, D.C. in the future, we will need to comply with the rules and regulations of each market. At this time, we do not know which of our target markets prohibit, permit with conditions, or fully permit the use of behavioral telematics to set premiums, and if permitted, if this will be of benefit to us in pricing. While we are currently in discussions with regulators to allow the use of telematics to a greater extent to underwrite and price insurance policies, we cannot predict the outcome of these discussions, and there can be no assurance that state regulators will revise regulations accordingly, if at all, nor that current permissive states will further restrict the use of such data. Although there is currently limited federal and state legislation outside of California restricting our ability to collect driving behavior data, private organizations are implementing principles and guidelines to protect driver privacy. Some state regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, disparate impact, and lack of transparency associated with the use of external consumer data. Regulators may also require us to disclose the external data we use, algorithms and/or predictive matters prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.

Further, the National Association of Insurance Commissioners (“NAIC”), announced on July 23, 2020 the formation of a Race and Insurance Special Committee (the “Special Committee”). The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening the unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of car insurance. Any new unfair discrimination legislation that would prohibit us from using data that it currently uses or plans to use in the future to underwrite insurance could negatively impact our business.

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

There is also increasing focus on regulating the use of artificial intelligence and machine learning in Europe. On December 8, 2023, the European Union legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies like ours that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, is likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our online app, which may be affected by third-party interference beyond our control.

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

The marketing of our insurance products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with digital app stores, in particular, those operated by Google and Apple. Furthermore, because many of our customers access our insurance products through an online app, we depend on the Apple App Store and the Google Play Store to distribute our online app. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our online app, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our online app, to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute online app through their stores, the features we provide and the manner in which we market in-app products. We cannot be certain that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our online app, the features we provide and the manner in which we market our online app. To the extent either or both of them do so, our business, results of operations and financial condition could be adversely affected. Furthermore, one of the factors we use to evaluate our customer satisfaction and market position is our Apple App Store ratings. This rating, however, may not be a reliable indicator of our customer satisfaction relative to other companies who are rated on the Apple App Store since, to date, we have received a fraction of the number of reviews of some of the companies we benchmark against.
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
If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock and warrants, and our existing stockholders may experience dilution. Our stockholders may also face dilution as the warrants issued to Chewy Insurance Services, LLC which will vest in installments, in increasing amounts over a period of five years, subject to certain vesting events and thresholds. See Note 16 for more information about the terms of these warrants. Furthermore, any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
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
We provide insurance through our subsidiaries, LIC and MIC. Since LIC is a New York State-domiciled insurance company, LIC’s primary insurance regulator responsible for supervision and examination is the NYDFS. Since MIC is domiciled in Delaware and is commercially domiciled in California, MIC’s primary insurance regulators responsible for supervision and examination are the Delaware Department of Insurance and the California Department of Insurance. LIC and MIC are subject to a financial examination by their primary insurance regulators every three to five years, under which they will review LIC and MIC’s financials, including their relationships and transactions with affiliates. NYDFS is currently leading a group financial exam for LIC and MIC covering the years 2019 through 2022. We cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions, if any, resulting from any examination, or the associated costs of such remedial actions or regulatory scrutiny.

In addition, insurance regulators of other states in which we are licensed to operate periodically conduct market conduct examinations or other targeted investigations. We are presently subject to, and in the future will continue to be subject to, such examination and investigations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from these examinations or investigations could have a material adverse effect on our business, reputation, financial condition or results of operations. The results of each examination can give rise to fines and monetary penalties as well as regulatory orders requiring remedial, injunctive, or other corrective action.
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
As we continue to expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the GDPR and other data protection regulations. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data” , including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data (including by way of our algorithms). In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws and the GDPR, and the risk of litigation and regulatory enforcement actions. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically, including those imposed by the NYDFS. See "Business - Regulation."
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
The GDPR applies to the processing of personal data by our business in the context of our establishments in the European Union and/or the UK. In addition, all portions of our business established outside the European Union may be required to comply with the requirements of the GDPR with respect to the offering of products or services to individuals in the European Union or UK. The GDPR could also apply to our establishments of business outside the European Union if we were to monitor the activities of individuals in the European Union or become established in the European Union/UK. The GDPR increases the maximum level of fines for the most serious compliance failures to the greater of four percent of annual worldwide turnover or €20,000,000/ GBP17,500,000, respectively.
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
•The GDPR prohibits automated decision making, i.e. a decision evaluating a data subject's personal aspects based solely on automated processing that produces legal effects or other significant effects for that data subject, except where such decision making is necessary for entering into or performing a contract or is based on the data subject's explicit consent. There is not yet any clear precedent as to whether use of artificial intelligence to make insurance offers to individuals will be considered necessary even though it is integral to our business model. If our automated decision making processes cannot meet this necessity threshold, we cannot use these processes with E.U. data subjects unless we obtain their explicit consent. Relying on consent to conduct this type of processing holds its own risks because consent must be considered freely given (commentators argue that seeking consent by tying it to a service may be problematic) and consent can be withdrawn by a data subject at any time. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to use our artificial intelligence models, that may decrease our operational efficiency and result in an increase to the costs of operating our business. Automated decision making also attracts a higher regulatory burden under the GDPR, which requires the existence of such automated decision making be disclosed to the data subject including a meaningful explanation of the logic used in such decision making, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further obligations in terms of transparency are likely to be imposed under new laws regulating AI, including the EU AI Act which is expected to enter into force in 2024, and the majority of the substantive requirements applying two years later. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and proposes fines for breach of up to 7% of worldwide annual turnover. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, is likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.; and
•The GDPR also places limits on the profiling of individuals, i.e. processing of personal data to evaluate certain personal aspects, like analyzing or predicting aspects of a person's economic situation, health, personal preferences, location, etc. There is a lack of clarity on when we can rely on consent from the data subject to conduct profiling, or when we can rely on our legitimate business interests to do so. In the latter case, it is unclear what kind of opt-out mechanism would be required to achieve GDPR compliance. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to engage in profiling, that may decrease our operational efficiency and result in an increase to the costs of operating our business.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Economic Area (“EEA”) and the United Kingdom. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.
We currently rely on the DPF to transfer certain personal data from the EEA to the United States and on the UK Extension to the DPF to transfer certain personal data from the UK to the United States. We also currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on an individual’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. Recent European court and regulator decisions are also driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues this may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.
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
Our success depends upon the continued service of Daniel Schreiber, our co-founder, Chief Executive Officer and a member of our board of directors, and Shai Wininger, our co-founder, President and a member of our board of directors (collectively with Mr. Schreiber, our "Co-Founders"), and senior management team, highly-specialized insurance experts and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of either of our Co-Founders or any other member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We face significant competition for personnel, particularly in New York, where our headquarters is located and in Tel Aviv, where many of our technical employees are located. To attract top talent, we offer, and will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations and financial condition.
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

We maintain offices in Israel and some of our officers, employees and directors are located in Israel, including our Co-Founders and some of our product development staff, help desk and online sales support operations. As of December 31, 2023, we had approximately 294 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, including most recently in October 2023, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities, including the most recent attacks by Hamas in October 2023, were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our officers, employees and directors are located, and negatively affected conditions in Israel. The tension between Israel and Iran and/or these groups continues to escalate and may turn even more violent in the future, which could materially adversely affect conditions in Israel in general and our operations in particular.

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
Approximately 53% of our gross written premium for the year ended December 31, 2023 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as COVID-19 or a natural disaster, and cause material losses in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
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
As of December 31, 2023, we had gross accumulated federal NOLs for tax purposes of $269.9 million, which can be offset against our future taxable income. Of these federal NOLs, $21.4 million in losses will begin to expire in 2035 and $248.5 million in losses can be carried forward indefinitely. As of December 31, 2023, the Company has gross accumulated state and local losses for tax purposes of $29.6 million which will begin to expire in 2029.
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
We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the recent Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); tax policy initiatives and reforms in effect or under consideration (such as those related to the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects); the practices of tax authorities in jurisdictions in which we operate; and the resolution of issues arising from tax audits or examinations and any related interest or penalties.
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

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of December 31, 2023, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington D.C. We operate in 38 of those states and Washington D.C. covering approximately 92% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.

In addition to growing our domestic business, we have started expanding our presence internationally, particularly in Europe. We currently hold a pan-European license, which enables us to sell in 30 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and France in 2020. In October, 2022, the Company began selling contents insurance in the UK on a cross border basis under the UK’s Temporary Permission Regime. The Company also registered two UK branches: (i) Lemonade Insurance N.V., UK Branch and its affiliate (ii) Lemonade Agency B.V.. In May and June 2023, respectively, we received a third country branch authorization in the UK for both of these registered branches allowing us to operate on a permanent basis in the UK market. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Moreover, international operations are subject to risks and uncertainties inherent in operating in these regions, including political unrest, such as the current situation with Ukraine and Russia. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement (the “Customer Investment Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Customer Investment Agreement, up to $150 million of financing will be provided from June 28, 2023 through December 31, 2024, and up to $140 million will be provided from December 31, 2024 to December 31, 2025, in each case for the Company’s sales and marketing growth efforts. Under the Customer Investment Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we will repay each Investment Amount including a 16% rate of return, based upon an agreed schedule. Once fully repaid, we will retain all future reference income related to each respective Investment Amount. The Customer Investment Agreement is intended to deliver cash flow benefits to support our sales and marketing growth efforts. There can be no guarantee that this financing structure will function as intended, and its failure to do so could materially and adversely impact our financial condition and results of operations.

The Company may not realize the anticipated benefits of the mergers with Metromile, which may adversely affect the Company’s business results and negatively affect the value of the Company’s common stock and warrants.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any future delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the Company’s common stock and warrants.

In addition, continued integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may not realize the anticipated benefits of the integration of the two companies.

Lemonade and Metromile operated independently until the completion of the mergers. There can be no assurances that our businesses can be fully integrated successfully. It is possible that the integration process could ultimately result in the loss of key Lemonade or Metromile employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. We have faced and expect to continue to face numerous challenges as we continue to integrate the operations of Lemonade and Metromile in order to realize the anticipated benefits of the mergers, including:

•combining the business of Lemonade and Metromile and meeting the capital requirements, in a manner that permits the combined company achieve any cost savings or other synergies, the failure of which would result in the anticipated benefits of the mergers not being realized in the time frame currently anticipated or at all;
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
•consolidating the companies information technology infrastructure;

In addition, at times the attention of certain members of Lemonade’s management and respective resources have been and may in the future be focused on the integration of the businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the business of the Company.
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
As of December 31, 2023, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States, and operate in 38 of those states, and Washington, D.C. We also hold a pan-European license, which enables us to sell in 30 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and in France in 2020. We also began selling contents insurance in the UK on a cross border basis under the UK’s Temporary Permission Regime in October 2022. In 2023, we received a third country branch authorization in the UK for us to operate on a permanent basis in the UK market.
In the United States, each state regulator retains the authority to license insurers in their states, and an insurer generally may not operate in a state in which it is not licensed. Accordingly, we are not permitted to sell insurance to residents of the remaining states and territories of the United States, which is likely to put us at a disadvantage among many of our competitors that have been in business much longer than us and are licensed to sell their insurance products in most, if not all, U.S. jurisdictions. We have a reinsurance captive subsidiary, Lemonade Re SPC, domiciled in the Cayman Islands which is subject to inspections by the Cayman Islands Monetary Authority.

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

We are subject to the insurance holding company laws of New York, Delaware and California, which require LIC and MIC to register with the NYDFS, the Delaware Department of Insurance ("DE Dept.") and the California Department of Insurance ("CDI"), as applicable, and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of LIC and MIC. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable and, if material or of specified types, such transactions require prior notice and approval or non-disapproval by the NYDFS, DE Dept. or the CDI. These prior notification and approval requirements may result in business delays and additional business expenses. If we fail to comply with such requirements or fail to comply with other applicable insurance regulations in New York, Delaware or California, we may be subject to fines and penalties imposed by the applicable state insurance departments.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer's holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the "NAIC Amendments"). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. New York State, Delaware and California include a form of the enterprise risk report requirement.
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
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which requires covered financial institutions, including Lemonade Insurance Company, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. On November 1, 2023, the NYDFS amended the Cybersecurity Requirements for Financial Services Companies to expand such requirements and add new obligations. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, New Hampshire, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and Wisconsin have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations. See "Business - Regulation of Enterprise Risk, Cybersecurity, and Other Recent Developments".
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

In addition, global pandemics, such as COVID-19 have impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Any pandemic, epidemic or a similar future outbreak of disease or public health concern, could cause an economic slowdown which could result in an increase in fraudulent claims or a decrease in apartment rentals or home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations.

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
Increasing scrutiny, actions and changing expectations from investors, clients, regulators and our employees and other stakeholders with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Increased focus, including from governmental organizations, investors, employees, clients and other stakeholders, on ESG matters such as environmental stewardship, climate change, diversity, equity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy, may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future our ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us.
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
We currently rely on third-party vendors to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if these vendors become unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers' credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.
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
Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of the State of New York and Delaware, respectively. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiaries to report their results of risk-based capital calculations to the NYDFS, or DE Dept., as applicable and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company's total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC's risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2023, our risk-based capital ratio was 416% for LIC and 476% for MIC.
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
We are subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may affect our ability to achieve profitability.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See Part II Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” Although in previous years, interest rates have been at or near historic lows, interest rates began and remained at historically high levels during fiscal 2023. A protracted low interest rate environment could place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. A protracted high interest rate environment could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC, the NYDFS and the DE Department.
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

Risks Relating to Ownership of Our Common Stock and Warrants
The market price of our common stock and warrants may be volatile or decline, and you may not be able to resell your shares at or above the price you initially paid for our common stock.
The trading price of our common stock and warrants could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this "Risk Factors" section and included elsewhere in this document may have a significant impact on the market price of our common stock and warrants:

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
•additional sales of our common stock and warrants by us, our directors, executive officers, principal shareholders, or our Co-Founders;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our common stock and warrants;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance- linked investments;
•our creditworthiness, financial condition, performance, and prospects;
•our dividend policy and whether dividends on our common stock and warrants have been, and are likely to be, declared and paid from time to time;
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
In addition, broad market and industry factors may negatively affect the market price of our common stock and warrants, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
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
•only our chairman of the board of directors, our chief executive officer, our president (in the absence of the chief executive officer), or a majority of the board of directors are authorized to call a special meeting of stockholders;
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
Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner's consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror's plans for the future operations of the domestic insurer and any anti- competitive results that may arise from the consummation of the acquisition of control. Lemonade Insurance Company is domiciled in New York and Metromile Insurance Company is domiciled in Delaware. Per the applicable laws and regulations of New York and Delaware, respectively, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval from the superintendent or Commissioner of Financial Services. Under New York and Delaware insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Lemonade, Inc., including through transactions that some or all of the stockholders might consider to be desirable.
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

We are subject to rules and regulations established from time to time by the SEC and the NYSE and the NYSE American regarding our internal control over financial reporting. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are subject to the rules and regulations established from time to time by the SEC,the NYSE and the NYSE American. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as our personnel.
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
We expect to continue to incur costs related to implementing an internal audit and compliance function in the upcoming years to further enhance our internal control environment. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
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

The exercise price for Metromile’s warrants that were assumed by us in connection with the merger is $281.51 per share. There can be no assurance that the warrants will be in the money prior to their expiration and, as such, they may expire worthless. These warrants are listed on the NYSE American under the symbol “LMND-WS.”

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

Concentrated ownership of our common stock could limit your ability to influence the outcome of important transactions, including a change in control. This concentration may create a risk of sudden changes in our common stock price.

As of December 31, 2023, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 17.1% of our outstanding common stock, corresponding to 9.9% of the total voting rights in our Company under our Amended Charter. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock. Further, the sale by a major shareholder of a significant portion of their holdings (particularly entities affiliated with SoftBank Group Corp.) could have a material adverse effect on the market price of our common stock. In November 2023, we filed a registration statement on Form S-3 registering all of the shares of our common stock then held by entities affiliated with SoftBank Group Corp.

An active, liquid trading market for our common stock may not be sustained, which may cause our common stock to trade at a discount from the public offering price and make it difficult for you to sell the common stock you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market on the NYSE and NYSE American or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common stock that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below the public offering price, and you may not be able to sell your shares of our common stock at or above the price you paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan, employee training, testing and assessments and a third party risk management process.

Our program is informed by best practice approaches relevant to the technologies we use, the environments in which our services are designed and deployed, our business needs, and relevant regulatory requirements. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the various standards and frameworks as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common approaches, reporting channels, and governance processes that apply the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•Security tools deployed in the IT environment for protection against and monitoring of suspicious events;
•Security awareness training of our employees, incident response personnel, and senior management;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A third-party risk management process for service providers, suppliers, and vendors who access our data and/or systems.

We have not identified known cybersecurity threats to date that could have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats such as loss or theft of data, disruptive attacks from financially motivated bad actors, and third party supply chain issues that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Relating to Our Business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as a critical part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management.

The Audit Committee periodically receives reports on our cybersecurity risks from our Chief Information Security Officer (“CISO”) or his designee at least twice annually. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents or incidents with lesser impact potential.

The Audit Committee regularly reports its activities, including those related to cybersecurity, to the full Board. The full Board also receives briefings from management on our cyber risk management. As part of the Board’s continuing education on topics that impact public companies, Board members receive presentations on cybersecurity topics from our CISO or his designee.

The management team delegates responsibility for assessing and managing our cybersecurity risks to the CISO. The CISO has primary responsibility for our overall cybersecurity risk management and supervises both our internal cybersecurity personnel and any external cybersecurity consultants. The CISO has over two decades of security work that includes work for large global enterprises, managing global security teams, and establishing and running security programs for both conventional and high-tech companies, including publicly traded and regulated companies. The CISO reports to an internal security team periodically regarding current security posture, risk, and trending security incidents and threats relevant to the Company. The security team comprises key management personnel, department heads, and business unit leaders.

Our CISO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes managing a security team and security tools, and as appropriate may include briefings from internal security personnel threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties

The Company does not own any real property. Our principal office is located at 5 Crosby Street, 3rd Floor, New York, New York 10013 where we lease approximately 43,985 square feet of office space under a lease agreement that terminates in November 2025. This office space is used for corporate functions and business operations.

The Company leases additional office space in Arizona, California, Tel Aviv, Amsterdam, and London, to support our operations in the U.S., Europe and the UK. “See Note 22 - Leases”. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings

The Company is occasionally a party to routine claims or litigation incidental to its business. See “Note 21 - Commitments and Contingencies” in our consolidated financial statements included elsewhere in this Annual Report. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Executive Officers
Daniel Schreiber	52	Co-Founder, Chief Executive Officer, Chairman and Director
Shai Wininger	50	Co-Founder, President and Director
Adina Eckstein	39	Chief Operating Officer
Tim Bixby	59	Chief Financial Officer
John Peters	52	Chief Insurance Officer
Maya Prosor	39	Chief Business Officer
Directors
Michael Eisenberg (2)(3)	52	Director
Dr. Samer Haj-Yehia (1)(2)	54	Director
Mwashuma Nyatta (1)(2)	43	Director
Debra Schwartz (1)(3)	45	Director
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

Shai Wininger has served in various roles, including as our Co-Founder, Co-Chief Executive Officer, Secretary, Treasurer, and Chief Technology Officer, since our founding in June 2015. Mr. Wininger has served as our President since January 1, 2024, and is a member of our board of directors since June 2015. Prior to co-founding Lemonade in 2015, Mr. Wininger founded Fiverr Ltd. in 2009, and as the Chief Technology Officer, managed the engineering, design, and product departments. Prior to 2010, Mr. Wininger served in senior management capacities for companies including: from 2005 to 2010, Mobideo Aerospace, an industrial grade analytics and control platform; from 2003 to 2005, Handsmart Software, a mobile licensing platform for content driven, mobile apps; and from 1999 to 2003, Trimus Inc., a virtual reality web browser. Mr. Wininger also served as a resident faculty member of Computer Graphics at The Neri Bloomfield Academy of Design and Education from 2002 to 2007 in Haifa, Israel.

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

Maya Prosor is a founding team member of Lemonade and has served as our Chief Business Officer since July 2022. Prior to becoming our Chief Business Officer, Ms. Prosor served in different roles at Lemonade, including Homeowners company lead from July 2020 to July 2022, and VP business development from August 2015 to July 2020. Prior to joining Lemonade in 2015, Ms. Prosor was the AVP of market development for the joint venture of Duracell and Powermat Technologies Ltd. a wireless charging solutions and technology company, from 2010 to 2015. She holds a Bachelor’s Art from the Reichman University in Business Administration and Entrepreneurship and is a graduate of the Zell Entrepreneurship Program.

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

Dr. Samer Haj-Yehia has served as a member of our board of directors since November 2023. Dr. Haj-Yehia brings extensive executive and board experience at various conglomerates across multiple industries in Israel and the US. Until October 2023, he was the Group Executive Chairman of Bank Leumi, Israel’s largest and oldest bank. Under his leadership since 2019, Leumi became the largest and most efficient bank in Israel, grew its income and profitability, and underwent technological transformation and innovation. While in the US, Dr. Haj-Yehia practiced investment management, trading, and fintech innovation at leading financial institutions, including at Fidelity. He also served as a member of public and government committees, teaches finance and fintech at Reichman University, and is a guest speaker at international conferences. Dr. Haj-Yehia holds a Ph.D. in economics from MIT, and an MBA (summa cum laude), LLB, MA (magna cum laude) in economics, and BA (magna cum laude) in accounting, all from Hebrew University. He is a CFA charterholder.

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

Debra Schwartz has served as a member of our board of directors since November 2023. Ms. Schwartz is a seasoned financial leader skilled at enabling companies to innovate, grow and scale. She is currently the Chief Financial Officer of H1, a leading healthcare data technology company whose mission is to connect the world to the right doctors. She previously served as CFO at Cameo, the celebrity video shoutout pioneer, and at Bustle Digital Group, the digital media provider. Ms. Schwartz spent more than a decade as an equity analyst with Goldman Sachs and Credit Suisse, and holds an MBA from Harvard University, and a BA/BS from the University of Pennsylvania.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “LMND”. The Company’s warrants to purchase common stock are listed and traded on the New York Stock Exchange American under the trading symbol “LMND-WS”.
Holders
As of February 27, 2024, there were approximately 160 holders of record of the Company’s common stock and 3 holders of record of the Company’s warrants to purchase common stock.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our common shares since July 2, 2020 (first day of trading) through December 31, 2023 to the cumulative total return of Nasdaq Composite Stock Index (“Nasdaq Index’) and the Nasdaq Insurance Index (“Nasdaq Insurance Index”). The graph assumes that $100 was invested on July 2, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

	July 2, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Lemonade, Inc.	$100.00	$422.41	$145.21	$47.17	$55.62
Nasdaq Composite Index	$100.00	$123.78	$153.27	$102.54	$147.06
Nasdaq Insurance Index	$100.00	$123.27	$140.90	$143.68	$155.54

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023 (the “2022 Annual Report’”).

In this Annual Report, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, and Metromile, Inc.
Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and social impact, we believe we are making insurance more delightful, more affordable, and more precise. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, including the United Kingdom and the full technology stack to power them.
A brief chat with our bot, AI Maya, is all it takes to get covered with renters, homeowners, pet, car or life insurance, and we expect to offer a similar experience for other insurance products over time. Claims are filed by chatting with another bot, AI Jim, who pays claims in as little as two seconds. This breezy experience belies the extraordinary technology that enables it: a state-of-the-art platform that spans marketing to underwriting, customer care to claims processing, finance to regulation. Our architecture melds artificial intelligence with the human kind, and learns from the prodigious data it generates to become even better at delighting customers and evaluating risks.
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
Acquisition of Metromile
On July 28, 2022 (the “Acquisition Date”), we completed the acquisition of Metromile, Inc. (“Metromile"), a leading digital insurance platform in the United States that offers real-time, personalized car insurance policies by the mile. We acquired 100% of Metromile's equity through an all-stock transaction based upon the exchange ratio of 0.05263 shares of Lemonade for each outstanding share of Metromile (the “Metromile Acquisition”). As a result of the Metromile Acquisition, Metromile stockholders received 6,901,934 shares of Lemonade's common stock, with minimal cash paid in lieu of fractional shares. In addition, we assumed all outstanding and unexercised options, and outstanding restricted stock units as of the Acquisition Date, which were converted into corresponding awards with substantially identical terms and conditions prior to the Acquisition Date, at the same exchange ratio of 0.05263. Our results of operations include those of Metromile from the Acquisition Date through December 31, 2023.
Customer Investment Agreement
On June 28, 2023, we entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for our sales and marketing growth efforts. The Agreement has a commitment period of 18 months which expires on December 31, 2024 (“Original Commitment End Date”). Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of our growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we will repay each

Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, we will retain all future reference income related to each respective Investment Amount.

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement (“Amended Agreement”) where GC will provide up to an additional $140 million of financing for our sales and marketing growth efforts beginning from the Original Commitment End Date through December 31, 2025. All other material terms and condition from the Agreement remain unchanged. The Amended Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

We had $14.9 million of outstanding borrowings under the financing agreement and incurred interest expense of $0.4 million as of and for the year ended December 31, 2023.
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
Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns. For additional information, see "Risk Factors — Risks Relating to our Industry — Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition."

Current Macroeconomic Environment

General economic inflation has increased and there is a risk of inflation remaining elevated for an extended period. We anticipate the effects of inflation impacting our investment portfolio, pricing of our products, and in estimating reserves for unpaid claims and claim expenses. The actual effects of the current and potential future increase in inflation on our results remains to be unknown and cannot be estimated with precision.

We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the region, including the evolving conflict in Israel and surrounding region. The conflict between Israel and Hamas, primarily within Gaza, has increased global economic and political uncertainty. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. For additional information, see “Risk Factors - Risks Relating to our Business - We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.”

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
We maintain proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” a specified percentage of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers pay a ceding commission for every dollar ceded, in addition to funding all of the corresponding claims at the same specified percentage as applied to premium. We opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").
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
In addition, LIC and Lemonade Insurance agreed to the terms of a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC agreed to the terms of an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. Under the Automatic Facultative PPR Contract, claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations.
We also purchased an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda to cover catastrophe risk over the initial $50,000,000 limit for each loss occurrence, which is further subject to a limit of $80,000,000 for each loss occurrence and in aggregate, primarily on property and auto business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and will expire on June 30, 2024. We are also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party. Through our captives, we are exposed to the risk of natural catastrophe events and other covered risks under the reinsurance agreements from assumed risks from policies underwritten by both LIC and MIC.

Components of our Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. Gross written premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas. Following the Metromile Acquisition, we also include gross written premium from the sale of pay-per-mile car insurance policies within the United States. The volume of our gross written premium in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
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
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premium is earned pro rata over the term of the policy, which is generally one year. Net earned premiums from the pay-per-mile car insurance policies are earned over the term of the policy which is written for six-month terms.
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

Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term and other investments, net of investment fees paid to the Company’s investment manager. Our cash and invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
Commission and Other Income
Commission income consists of commissions earned for policies placed with third-party insurance companies where we have no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy which is when the performance obligation is completed. Other income primarily consists of fees collected from policyholders relating to installment premiums. These fees are recognized at the time each policy installment is billed. Other income also includes net realized gains or losses from sale of investments and sublease income.
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
Other Insurance Expense
Other insurance expense consists primarily of amortization of commissions and premium taxes incurred on the successful acquisition of business written on a direct basis, and credit card processing fees not charged to our customers. Other insurance expense also includes employee compensation, including stock-based compensation and benefits, of our underwriting teams as well as allocated occupancy costs and related overhead based on headcount. Other insurance expense is offset by the portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies.
Sales and Marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including employee and non employee stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred.
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
We expect to continue to incur product technology development costs, a portion of which will be capitalized, to continue to grow in the foreseeable future as we identify opportunities to invest in the development of new products and internal tools and enhancement of our existing products and technologies that we believe will drive the long-term profitability of the business.
General and Administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations, and other administrative personnel. In addition, general and administrative includes outside professional services, non-income based taxes, insurance, charitable donations, bad debt expense and allocated occupancy costs and related overhead based on headcount. Depreciation and amortization expense, interest expense on borrowings under the financing agreement, and non-recurring items, if any are also recorded as a component of general and administrative.
We expect to continue to incur incremental general and administrative costs to support our global operational growth and enhancements to support our reporting and planning functions.
We have incurred and expect to continue to incur significant additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the NYSE and NYSE American, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees.
Income Tax Expense
Our provision for income taxes consists primarily of foreign income taxes related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the U.S..

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). See "— Non-GAAP Financial Measures" for additional information on non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. GAAP.
The following table sets forth these metrics as of and for the periods presented:

	Year Ended December 31,
	2023	2022
	($ in millions, except Premium per customer)
Customers (end of period)	2,026,918	1,807,548
In force premium (end of period)	$747.3	$625.1
Premium per customer (end of period)	$369	$346
Annual dollar retention (end of period) (1)	87%	86%
Total revenue	$429.8	$256.7
Gross earned premium	$672.3	$490.5
Gross profit	$84.1	$42.3
Adjusted gross profit	$97.4	$64.9
Net loss	$(236.9)	$(297.8)
Adjusted EBITDA	$(172.6)	$(225.1)
Gross profit margin	20%	16%
Adjusted gross profit margin	23%	25%
Ratio of Adjusted Gross Profit to Gross Earned Premium	14%	13%
Gross loss ratio	85%	90%
Net loss ratio	89%	97%
(1) Includes Metromile beginning in the third quarter of 2023.

Customers
We define customers as the number of current policyholders underwritten by us or placed by us with third party insurance partners (who pay us recurring commissions) as of the period end date. A customer that has more than one policy counts as a single customer for the purposes of this metric. We view customers as an important metric to assess our financial performance because customer growth drives our revenue, expands brand awareness, deepens our market penetration, creates additional upsell and cross-sell opportunities, and generates additional data to continue to improve the functioning of our platform.
In Force Premium
We define in force premium (“IFP”) as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
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
Annual Dollar Retention
We define Annual Dollar Retention (“ADR”), as the percentage of IFP retained over a twelve month period, inclusive of changes in policy value, changes in number of policies, changes in policy type, and churn. To calculate ADR we first aggregate the IFP from all active customers at the beginning of the period and then aggregate the IFP from those same customers at the end of the period. ADR is then equal to the ratio of ending IFP to beginning IFP. We believe that our calculation of ADR is useful to analysts and investors because it captures our ability to retain customers and sell additional products and coverage to them over time. We view ADR as an important metric to measure our ability to provide a delightful end-to-end customer experience, satisfy our customers’ evolving insurance needs and maintain our customers’ trust in our products. Our customers become more valuable to us every year they continue to subscribe to our products. Other companies, including companies in our industry, may calculate ADR differently or not at all, which reduces the usefulness of ADR as a tool for comparison.
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas, and this did not impact the key performance indicators for periods prior to the fourth quarter of 2022.
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
See — “Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest income and expense, net investment income, net realized gains and losses on sale of investments, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, interest expense on borrowings under the financing agreement and other non-cash adjustments and other transactions that we consider to be unique in nature. See “- Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2023	2022	Change	% Change
	($ in millions)
Revenue
Net earned premium	$315.2	$172.4	$142.8	83%
Ceding commission income	69.8	64.1	5.7	9%
Net investment income	24.7	8.4	16.3	194%
Commission and other income	20.1	11.8	8.3	70%
Total revenue	429.8	256.7	173.1	67%
Expense
Loss and loss adjustment expense, net	280.4	167.3	113.1	68%
Other insurance expense	59.2	44.0	15.2	35%
Sales and marketing	101.9	138.3	(36.4)	(26)%
Technology development	88.8	79.6	9.2	12%
General and administrative	129.3	122.3	7.0	6%
Total expense	659.6	551.5	108.1	20%
Loss before income taxes	(229.8)	(294.8)	65.0	(22)%
Income tax expense	7.1	3.0	4.1	137%
Net loss	$(236.9)	$(297.8)	$60.9	(20)%

Comparison of the Years Ended December 31, 2023 and 2022
Net Earned Premium
Net earned premium increased by $142.8 million, or 83%, to $315.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the earning of increased gross written premium, and decrease in cession of ceded written premium under our Proportional Reinsurance Contracts as discussed in detail above under “Reinsurance.”

	Years Ended December 31,
	2023	2022	Change	% Change
	($ in millions)
Gross written premium	$738.4	$555.7	$182.7	33%
Ceded written premium	(389.1)	(333.1)	(56.0)	17%
Net written premium	$349.3	$222.6	$126.7	57%
Gross written premium increased $182.7 million, or 33%, to $738.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a 12% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 7% increase in premiums per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas which began in December 2022 also contributed to the increase in gross written premium during the period.

Ceded written premium increased $56.0 million, or 17%, to $389.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to growth in business across all products and the impact of our reinsurance arrangements. Under the terms of our Reinsurance Program which became effective July 1, 2023, our overall share under the proportional reinsurance is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000 and contracts are subject to loss ratio caps and variable commission levels. In 2022, we decreased the overall share of proportional reinsurance from 70% of premiums to 55% effective July 1, 2022. We also purchased a new reinsurance program to protect against natural catastrophe risk in the U.S. that exceed $80 million in losses effective July 1, 2022. Other non-proportional reinsurance contracts were renewed with terms similar to expired contracts. See "Reinsurance" above for further information.
Net written premium increased $126.7 million, or 57%, to $349.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to the $182.7 million, or 33% increase in gross written premium offset by the increase in ceded written premium of $56.0 million, or 17% for the year ended December 31, 2023, as compared to year ended December 31, 2022.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 53% for the year ended December 31, 2023, as compared to 65% for the year ended December 31, 2022 primarily due to the change in total participation under the proportional reinsurance contracts, as discussed above.

	Years Ended December 31,
	2023	2022	Change	% Change
	($ in millions)
Gross earned premium	$672.3	$490.5	$181.8	37%
Ceded earned premium	(357.1)	(318.1)	(39.0)	12%
Net earned premium	$315.2	$172.4	$142.8	83%

Ceding Commission Income
Ceding commission income increased $5.7 million, or 9% to $69.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurance companies during the year.

Net Investment Income
Net investment income increased $16.3 million, or 194%, to $24.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by the diversification of the Company’s investment portfolio with higher returns in comparison to prior year, offset by investment expenses of $0.3 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $8.3 million, or 70% to $20.1 million for the year ended December 31, 2023 compared to year ended December 31, 2022, due to growth in premiums placed with third-party insurance companies and an increase in installment fees.

Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $113.1 million, or 68%, to $280.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily in line with growth in premium, increase in net retained losses due to change in participation under the proportional reinsurance contract and increased claims costs due to impact of inflation. Net incurred losses included $10.4 million from winter storm Elliott and $4.2 million from the hail storm that impacted our customers in Texas.

Other Insurance Expense
Other insurance expense increased $15.2 million, or 35%, to $59.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Professional fees, and other increased by $5.2 million, or 41%, as compared to the year ended December 31, 2022, primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceded commissions also increased by $4.3 million, or 77% as compared to the year ended December 31, 2022, consistent with growth in business. Credit card processing fees increased $3.4 million, or 35%, as a result of the increase in customers and associated premium. Employee-related expense, including stock based compensation, increased by $2.3 million, or 14%, as compared to the year ended December 31, 2022, driven by an increase in underwriting staff to support our continued growth.
Sales and Marketing
Sales and marketing expenses decreased $36.4 million, or 26%, to $101.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Expense related to brand and performance advertising decreased by $33.3 million, or 38%, as a result of reduced spending on search advertising and other customer acquisition channels. Employee-related expense, including stock-based compensation decreased by $1.7 million or 5%, as compared to the year ended December 31, 2022, due to reduced headcount.

Technology

Technology development expenses increased $9.2 million, or 12%, to $88.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Employee-related expense, including stock based compensation, net of capitalized costs for the development of internal-use software, increased $3.3 million, or 5%, as compared to the year ended December 31, 2022, driven by an increase in payroll expense for product, engineering, design and quality assurance personnel to support our continued growth and product development initiatives, including automation, improvement in machine learning, new products, and geographic expansion. Hosting and development costs also increased by $3.0 million, or 49%, as compared to the year ended December 31, 2022 consistent with growth of business. Fees paid to contractors increased by $2.5 million, or 179%, as compared to December 31, 2022, due to the integration of Metromile.
General and Administrative
General and administrative expenses increased $7.0 million, or 6%, to $129.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Depreciation and amortization increased by $7.8 million or 64%, as compared to the year ended December 31, 2022, mainly due to acquired assets from Metromile. Employee related expense, including stock-based compensation, increased by $2.9 million, or 6%, as compared to the year ended December 31, 2022, as we increased finance, legal, business operations and administrative personnel. An asset impairment on the right-of-use asset related to the San Francisco office in the amount of $3.7 million and an accrual for a potential liability claim of $3.0 million related to Metromile were recorded during the third quarter of 2023. Allocated occupancy and related costs increased by $2.7 million, or 57%, as compared to the year ended December 31, 2022, and was primarily related to the integration of Metromile. Nonrecurring transaction and integration costs of $8.4 million incurred in 2022 primarily relates to legal and other professional fees and employee retention and severance costs were incurred relating to the Metromile Acquisition. Insurance expense decreased $3.6 million or 42%, as compared to the year ended December 31, 2022. Legal and Professional fees decreased $2.5 million or 21%.
Income tax

Income tax expense increased $4.1 million, or 137%, to $7.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to change in transfer pricing methodology and uncertain tax positions.

Net loss

Net loss decreased $60.9 million, or 20%, to $236.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the factors described above.

Non-GAAP Financial Measures
The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted gross profit, adjusted gross profit margin, ratio of adjusted gross profit to gross earned premium, and adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income, interest income and other income, net realized gains and losses on sale of investments, plus fixed costs and overhead associated with our underwriting operations including employee-related expense, professional fees and other, and depreciation and amortization allocated to cost of revenue, and other adjustments that we would consider to be unique in nature. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.

We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Year Ended December 31,
	2023	2022
	($ in millions)
Total revenue	$429.8	$256.7
Adjustments:
Loss and loss adjustment expense, net	$(280.4)	$(167.3)
Other insurance expense	(59.2)	(44.0)
Depreciation and amortization	(6.1)	(3.1)
Gross profit	$84.1	$42.3
Gross profit margin (% of total revenue)	20%	16%
Adjustments:
Net investment income	$(24.7)	$(8.4)
Interest income and other income	(4.1)	(0.7)
Employee related expense	18.2	15.9
Professional fees and other	17.8	12.7
Depreciation and amortization	6.1	3.1
Adjusted gross profit	$97.4	$64.9
Adjusted gross profit margin (% of total revenue)	23%	25%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Year Ended December 31,
	2023	2022
	($ in millions)
Numerator: Adjusted gross profit	$97.4	$64.9
Denominator: Gross earned premium	$672.3	$490.5
Ratio of Adjusted Gross Profit to Gross Earned Premium	14%	13%

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest income and others, net investment income, net realized gains and losses on sale of investments, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, interest expense on borrowings under the financing agreement, and other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from Adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use Adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented.

	Year Ended December 31,
	2023	2022
	($ in millions)
Net loss	$(236.9)	$(297.8)
Adjustments:
Income tax expense	7.1	3.0
Depreciation and amortization	20.0	12.2
Stock-based compensation (1)	59.9	58.5
Transaction and integration costs from Metromile acquisition	—	8.4
Interest income and others	(3.2)	(0.8)
Net investment income	(24.7)	(8.4)
Change in fair value of warrants liability	(0.3)	(0.2)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(1.2)	—
Other adjustments (2)	6.7	—
Adjusted EBITDA	$(172.6)	$(225.1)

(1) Includes compensation expense related to warrant shares of $2.5 million for the year ended December 31, 2023.
(2) Includes impairment charge of $3.7 million related to the San Francisco office sublease and $3.0 million accrual for a potential liability claim, both related to Metromile.

Liquidity and Capital Resources
As of December 31, 2023, we had $271.5 million in cash and cash equivalents, and $673.2 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. On January 14, 2021, we issued and sold 3,300,000 shares of common stock, and generated net proceeds to us of $525.7 million after deducting underwriting discounts and other offering costs. On February 1, 2021, the underwriters exercised their option to purchase additional shares, which resulted in the issuance and sale of an additional 718,647 shares of common stock by us, and generated additional net proceeds of $114.6 million. Excluding capital raises, our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We believe our existing cash and cash equivalents as of December 31, 2023 will be sufficient to meet our working capital,liquidity and capital expenditures needs over at least the next 12 months and for the foreseeable future. However, this is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of December 31, 2023, cash and investments held by these companies was $423.8 million, of which $181.6 million is held as regulatory surplus.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder's surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer's assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2023, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Year Ended December 31,
	2023	2022
	($ in millions)
Net cash used in operating activities	$(119.1)	$(163.0)
Net cash provided by investing activities	$88.7	$181.1
Net cash provided by financing activities	$15.4	$3.6

Operating Activities
Cash used in operating activities was $119.1 million for the year ended December 31, 2023, a decrease of $43.9 million from $163.0 million for the year ended December 31, 2022. This reflected the $60.9 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from year ended December 31, 2023 compared to year ended December 31, 2022 was primarily due to claims payments, settlements with our reinsurance partners, and decreased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.
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
Investing Activities
Cash provided by investing activities was $88.7 million for the year ended December 31, 2023 primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments, offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the year.

Cash provided by investing activities was $181.1 million for the year ended December 31, 2022 primarily due to cash from the Metromile Acquisition, sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments, offset by purchases, and property and equipment purchased during the year.
Financing Activities
Cash provided by financing activities was $15.4 million for the year ended December 31, 2023 primarily due to borrowings under the financing agreement and proceeds from stock exercises.
Cash provided by financing activities was $3.6 million for the year ended December 31, 2022 primarily due to proceeds from stock exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We currently have a financing agreement with GC (see “Note 14 - Borrowings under financing agreement”). To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $937.7 million in cash and cash equivalents, and investments available at December 31, 2023. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2023, and the effect of such obligations are expected to have on our liquidity and cash flows in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	($ in millions)
Unpaid losses and loss adjustment expense(1)	$262.3	$184.7	$63.2	$9.1	$5.3
Borrowings under financing agreement	14.9	14.9	—	—	—
Operating lease commitments	32.3	10.1	16.1	2.7	3.4
Total	$309.5	$209.7	$79.3	$11.8	$8.7
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2023 and do not include any allowance for claims for future events within the time period specified. Accordingly, we expect that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

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

The following tables summarize our gross and net reserves for unpaid loss and LAE as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$93.3	36%	$46.7	33%
IBNR	169.0	64%	95.4	67%
Total reserves	$262.3	100%	$142.1	100%

	December 31, 2022
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$89.0	35%	$44.3	34%
IBNR	167.2	65%	87.3	66%
Total reserves	$256.2	100%	$131.6	100%
We have assessed the impact of potential reserve deviations from our carried reserve at December 31, 2023. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. Due to our contractual arrangements with our reinsurers, the sensitivity analysis results in no change to our previous income or stockholders' equity.
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

The following tables summarize our Gross Ultimate Losses and LAE, and Net Ultimate Losses and LAE as of December 31, 2023 and 2022, respectively.

Gross Ultimate Losses and LAE
	($ in millions)
	Calendar Year			Development
Accident Year	2023	2.9	2022	2022 to 2023
2016	$—		$—	$—
2017	4.5		5.1	(0.6)
2018	22.5		23.2	(0.7)
2019	61.5		59.9	1.6
2020	121.0		119.4	1.6
2021	264.1		263.6	0.5
2022	431.3		439.9	(8.6)
2023	578.3		N/A	N/A
				$(6.2)

Net Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2023	2022	2022 to 2023
2016	$2.3	$2.0	$0.3
2017	26.1	34.2	(8.1)
2018	39.6	47.3	(7.7)
2019	71.5	70.9	0.6
2020	72.1	64.3	7.8
2021	154.7	140.9	13.8
2022	209.9	207.0	2.9
2023	274.2	N/A	N/A
			$9.6

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

Intangible Assets and Goodwill
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
See “Note 17 - Stock-based compensation” in the Notes to Consolidated Financial Statements included in this Annual Report for a complete description of the accounting for stock-based awards.
Recently Issued and Adopted Accounting Pronouncements
See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of accounting pronouncements recently issued and pending adoption.

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

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2023, this change would not have a material effect on the fair value of our investments as of that date.

Credit Risk

We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2023 and 2022, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lemonade, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Incurred But Not Reported

Description of the Matter
At December 31, 2023, the Company’s unpaid losses and loss adjustment expenses balance, net of reinsurance was $142.1 million, of which $95.4 million relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which is composed of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 4 of the consolidated financial statements, there is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate of IBNR reserves is subject to a number of variables, including historical trends involving claim payment patterns, changes in claims reporting and settlement practices, and current and future inflation levels.

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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lemonade, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Lemonade, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 28, 2024

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	December 31,
	2023	2022
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $632.0 million and $673.5 million as of December 31, 2023 and 2022, respectively)	$627.4	$650.3
Short-term investments (cost: $45.8 million and $99.9 million as of December 31, 2023 and 2022, respectively)	45.8	99.8
Total investments	673.2	750.1
Cash, cash equivalents and restricted cash	271.5	286.5
Premium receivable, net of allowance for credit losses of $2.5 million and $2.7 million as of December 31, 2023 and 2022, respectively	222.0	179.6
Reinsurance recoverable	138.4	156.8
Prepaid reinsurance premium	196.3	164.5
Deferred acquisition costs	8.8	6.9
Property and equipment, net	17.4	19.6
Intangible assets	22.9	32.5
Goodwill	19.0	19.0
Other assets	63.8	75.2
Total assets	$1,633.3	$1,690.7

Liabilities and Stockholders' Equity
Unpaid losses and loss adjustment expenses	$262.3	$256.2
Unearned premium	353.7	288.0
Trade payables	0.6	1.1
Funds held for reinsurance treaties	128.8	136.0
Deferred ceding commission	41.4	39.7
Ceded premium payable	23.2	18.4
Borrowings under financing agreement	14.9	—
Other liabilities and accrued expenses	99.5	84.5
Total liabilities	924.4	823.9
Commitments and contingencies (Note 21)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2023 and 2022; 70,163,703 shares and 69,275,030 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,814.5	1,754.1
Accumulated deficit	(1,096.6)	(859.7)
Accumulated other comprehensive loss	(9.0)	(27.6)
Total stockholders' equity	708.9	866.8
Total liabilities and stockholders' equity	$1,633.3	$1,690.7
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Net earned premium	$315.2	$172.4	$77.0
Ceding commission income	69.8	64.1	44.9
Net investment income	24.7	8.4	1.9
Commission and other income	20.1	11.8	4.6
Total revenue	429.8	256.7	128.4

Expense
Loss and loss adjustment expense, net	280.4	167.3	71.9
Other insurance expense	59.2	44.0	24.1
Sales and marketing	101.9	138.3	141.6
Technology development	88.8	79.6	51.8
General and administrative	129.3	122.3	72.6
Total expense	659.6	551.5	362.0
Loss before income taxes	(229.8)	(294.8)	(233.6)
Income tax expense	7.1	3.0	7.7
Net loss	$(236.9)	$(297.8)	$(241.3)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in fixed maturities	18.6	(18.4)	(5.7)
Foreign currency translation adjustment	—	(5.8)	$0.5
Comprehensive loss	$(218.3)	$(322.0)	$(246.5)

Per share data:
Net loss per share attributable to common stockholders — basic and diluted	$(3.40)	$(4.59)	$(3.94)

Weighted average common shares outstanding — basic and diluted	69,658,912	64,921,524	61,224,433
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
($ in millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	56,774,294	$—	$859.8	$(320.6)	$1.8	$541.0
Issuance of common stock upon closing of Follow-on Offering, net of underwriting discounts and commissions and offering costs of $22.8 million	4,018,647	—	640.3	—	—	640.3
Exercise of stock options and distribution of restricted stock units	868,055	—	9.3	—	—	9.3
Stock-based compensation	—	—	44.1	—	—	44.1
Net loss	—	—	—	(241.3)	—	(241.3)
Other comprehensive loss	—	—	—	—	(5.2)	(5.2)
Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Issuance of common stock from acquisition of Metromile (Note 5)	6,901,934	—	137.7	—	—	137.7
Exercise of stock options and distribution of restricted stock units	712,100	—	3.6	—	—	3.6
Stock-based compensation	—	—	59.3	—	—	59.3
Net loss	—	—	—	(297.8)	—	(297.8)
Other comprehensive loss	—	—	—	—	(24.2)	(24.2)
Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	888,673	—	0.5	—	—	0.5
Stock-based compensation	—	—	59.9	—	—	59.9
Net loss	—	—	—	(236.9)	—	(236.9)
Other comprehensive income	—	—	—	—	18.6	18.6
Balance as of December 31, 2023	70,163,703	$—	$1,814.5	$(1,096.6)	$(9.0)	$708.9
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(236.9)	$(297.8)	$(241.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20.0	12.2	3.7
Stock-based compensation	59.9	59.3	44.1
Amortization of premium (discount) on bonds	(2.6)	6.7	(4.2)
Provision for bad debt	8.1	8.7	6.2
Asset impairment charge	3.7	—	—
Changes in operating assets and liabilities:
Premium receivable	(50.5)	(43.8)	(47.2)
Reinsurance recoverable	18.4	(52.6)	(40.8)
Prepaid reinsurance premium	(31.8)	(14.9)	(58.3)
Deferred acquisition costs	(1.9)	(0.8)	(2.7)
Other assets	8.9	(7.0)	(38.6)
Unpaid losses and loss adjustment expenses	6.1	74.0	51.6
Unearned premium	65.7	65.1	83.9
Trade payables	(0.5)	(0.7)	(0.4)
Funds held for reinsurance treaties	(7.2)	32.9	41.0
Deferred ceding commission	1.7	3.2	14.1
Ceded premium payable	4.8	(12.4)	5.7
Other liabilities and accrued expenses	15.0	4.9	38.6
Net cash used in operating activities	(119.1)	(163.0)	(144.6)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	98.8	—
Proceeds from short-term investments sold or matured	143.5	224.5	20.2
Proceeds from bonds sold or matured	349.6	138.0	27.2
Cost of short-term investments acquired	(71.5)	(136.7)	(130.8)
Cost of bonds acquired	(323.7)	(133.4)	(712.0)
Purchases of property and equipment	(9.2)	(10.1)	(9.4)
Net cash provided by (used in) investing activities	88.7	181.1	(804.8)
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	19.1	—	—
Payment on borrowings under financing agreement	(4.2)	—	—
Proceeds from Initial Public Offering and Follow-on Offering, net of underwriting discounts and commissions and offering costs	—	—	640.3
Proceeds from stock exercises	0.5	3.6	9.3
Net cash provided by financing activities	15.4	3.6	649.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(5.8)	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15.0)	15.9	(300.8)
Cash, cash equivalents and restricted cash at beginning of year	286.5	270.6	571.4
Cash, cash equivalents and restricted cash at end of year	$271.5	$286.5	$270.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.7	$3.4	$3.2
Cash paid for interest expense on borrowings under financing agreement	$0.3	$—	$—

Non-cash transactions:
Warrants assumed from acquisition of Metromile	$—	$0.3	$—
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
The Company consists of the following entities, which support Lemonade, Inc.'s U.S., E.U. and UK. operations: (1) Lemonade Insurance Company (“LIC”), a licensed and regulated stock property and casualty insurance company in New York and in all other states where the Company's insurance products are available; (2) Lemonade Insurance Agency, LLC, a licensed insurance agent in New York and in all other states where the LIC’s insurance products are available, and also acts as agent for other insurance companies in distributing their insurance products; (3) Lemonade Ltd., a company organized under the laws of Israel which provides technology, research and development, management, marketing and other services to the companies in the group; (4) Lemonade Insurance N.V., a Netherlands public limited company; (5) Lemonade Agency B.V., a Netherlands private limited liability company, (6) Lemonade B.V., a Netherlands private limited liability company; (7) Lemonade Life Insurance Agency, LLC, a limited liability company which acts as the distribution and marketing agent for the sale and servicing of life insurance products; (8) Lemonade E&S Insurance Agency, LLC, a limited liability company licensed as an excess and surplus lines insurance broker; (9) Metromile, LLC, a limited liability company, which is an intermediate holding company for other entities; (10) Metromile Operating Company, a corporation, which provides certain services for its subsidiaries; (11) Metromile Insurance Company (“MIC”), a stock property and casualty insurance company in Delaware and all other states where MIC’s insurance products are available; (12) Metromile Insurance Services LLC, a limited liability company licensed as an insurance agent in California and in all other states where MIC’s insurance products are available, and acts as an agent for other insurance companies in distributing their insurance products; (13) Metromile Enterprise Solutions, LLC, a California limited liability company; (14) Lemonade Tech B.V., a Netherlands private limited liability company which provides technology, research and development services to the companies in the group; and (15) Lemonade Re SPC, a Cayman Islands entity which is licensed to underwrite risks assumed from related parties through the set up of segregated portfolios.
2. Basis of Presentation
The Company presents its financial statements on a consolidated basis including all of its wholly-owned subsidiaries and a variable interest entity for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. All foreign currency amounts in the consolidated statements of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the balance sheets have been translated using the spot rate at the end of the year. All figures expressed, except share amounts are represented in U.S. dollars in millions.
Risks and Uncertainties
The evolving conflict in Israel and surrounding region has increased global economic and political uncertainty. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. The Company will continue to evaluate the extent to which this may impact the Company’s business, financial condition, or results of operations.

3. Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company's consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, intangible assets, and valuation allowance on deferred tax assets.
4. Summary of Significant Accounting Policies
Segment information
The Company's chief operating decision makers are the Chief Executive Officer and President. The chief operating decision makers manage operations, allocate resources, and evaluate financial performance on a company-wide basis. The Company operates in one reporting segment within the United States, Europe and UK, providing insurance products to customers through various sales channels.
Cash, cash equivalents and restricted cash
The following represents the Company's cash, cash equivalents and restricted cash as of December 31, 2023 and 2022, ($ in millions).

	December 31,
	2023	2022
Cash and cash equivalents	$264.5	$282.5
Restricted cash	7.0	4.0
Total cash, cash equivalents and restricted cash	$271.5	$286.5
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
Premium receivable
Premium receivable is reported net of an allowance for estimated uncollectible premium amounts. Premiums receivable are short-term in nature and due within a year. Allowance is based upon the ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Allowance for credit losses amounted to $2.5 million as of December 31, 2023 and $2.7 million as of December 31, 2022.
Reinsurance
Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the Company from its obligations to policyholders. Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”) and prepaid reinsurance premium, is reported as an asset. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company has no historical experience on credit losses from reinsurance recoverables and has not recorded any allowance for uncollectible reinsurance recoverable as of December 31, 2023 and December 31, 2022.

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
Deferred acquisition costs
Direct acquisition costs, which primarily consist of commissions and premium taxes, related to each policy the Company successfully writes are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income. If any such costs are determined not to be recoverable they are charged to expense. Anticipated net loss and loss adjustment expense and estimated remaining costs of servicing contracts are considered when evaluating recoverability of deferred acquisition costs. The amount of deferred acquisition costs amortized to income was $21.8 million, $17.0 million, and $9.5 million for the years ended December 31, 2023, 2022, and 2021 respectively, and are included in “Other insurance expense” on the consolidated statements of operations and comprehensive loss.
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

Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or such as a change in business circumstances that indicates the carrying value of the assets may not be recoverable. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. There were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable for the years ended December 31, 2023 and 2022.

Intangible assets subject to amortization are amortized over the estimated useful life and reviewed for impairment when indicators exists.

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired. Goodwill is not amortized, but instead is reviewed for impairment at the reporting unit level on an annual basis, during the fourth quarter, or more frequently if indicators of impairment exist. The annual impairment test for goodwill is initially completed through a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If facts and circumstances determine that it is not more likely than not that a reporting unit fair value is less than its carrying amount, then additional testing of goodwill is not required. However, if the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value, then the Company will perform a quantitative analysis. The quantitative analysis compares the estimated fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, there is no impairment on recorded goodwill. However, if the carrying value exceeds the fair value of a reporting unit, an impairment loss will be recognized in the amount of the excess carrying value over fair value limited by the total amount of goodwill for the reporting unit. The Company elected to bypass the qualitative assessment allowed under the guidance and performed a quantitative goodwill impairment assessment during the fourth quarter of 2023, and estimated the fair value of the reporting unit using the income approach, based on the discounted cash flow valuation techniques, and the market valuation approach. Based on the quantitative analysis, the estimated fair value exceeded the carrying value of the reporting unit and concluded that there was no impairment of the recorded goodwill as of December 31, 2023.

Variable Interest
The Company accounts for its variable interest entity (“VIE”) in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which requires consolidation of VIEs by the primary beneficiary. A VIE is an entity where the investor lacks certain essential characteristics of a controlling financial interest, which may include a simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities.The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company consolidates the VIE in its consolidated financial statements when it is determined to be the primary beneficiary. The Company reassesses its determination of whether the Company is the primary beneficiary of a VIE, upon changes in facts and circumstances that could potentially alter the Company’s assessment.
The Company in 2023 established a captive cell facility at a Bermuda transformer vehicle that is authorized to write and purchase insurance and reinsurance to retain most of the Company’s windstorm exposure (Note 8). Through the Company’s participation interest in this arrangement which is considered a VIE, the Company determined that it is the primary beneficiary of the VIE since it has the power to direct and exercise control over the significant activities and has the obligation to absorb losses or the right to receive residual returns of the VIE. As a result, the Company included the VIE in the consolidated financial statements.

Unpaid loss and loss adjustment expense
The reserves for loss and loss adjustment expense represent management's best estimate of the ultimate cost of all reported and unreported loss incurred through the balance sheet date. Unpaid loss and loss adjustment are based upon the assumption that past developments are an appropriate indicator of future events. The Incurred But Not Reported (“IBNR”) portion of unpaid loss and loss adjustment expense is based on past experience and other factors. The methods of making such estimates and for establishing the resulting reserves are periodically reviewed and updated. Any resulting adjustments are reflected in income. Unpaid loss and loss adjustment expense consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses. The Company reports its unpaid loss and loss adjustment expense on an undiscounted basis.
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

Contingent liabilities
The Company accounts for its contingent liabilities in accordance with ASC Topic 450, Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders.
Employee related obligations
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees based in the United States. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. The matching contributions made by the Company amounted to $2.6 million, $2.2 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue
Premium is earned on a pro-rata basis over the term of the related insurance coverage. Unearned premium and prepaid reinsurance premium represent the portion of gross premium written and ceded premium written, respectively, related to the unexpired terms of related policies. Premium ceded to third party reinsurers is reported as a reduction of earned premium.
A premium deficiency is recognized if the sum of expected loss and loss adjustment expense, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premium. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency as of December 31, 2023 and 2022.
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
Sales and marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $55.2 million, $88.5 million and $104.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Leases
The Company determines whether an arrangement is, or includes, a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Right-of-Use (“RoU”) assets are equal to the operating lease liabilities with certain adjustments made for prepaid rent, lease incentives, or initial direct costs, as applicable. Operating lease RoU assets are presented under “Other assets” (Note 12) and Operating lease liabilities are presented under “Other Liabilities and Accrued Expenses” (Note 15). To determine the present value of lease payments, the Company uses an estimated incremental borrowing rate for leases of office spaces, as the rate implicit in the leases is not determinable, which is derived from information available at the lease commencement date. For certain leases that contain options to extend, the options are included in operating lease liabilities only if the Company is reasonably certain that the option will be exercised. Variable lease costs are recorded as expense when the events determining the amount of variable consideration have to be paid have occurred and are not included in the Company’s operating lease liabilities. The Company accounts for the lease and non-lease components as a single lease component for leases for real estate. Operating lease expense is recognized on a straight-line basis over the lease term.
Income from operating subleases where the Company is the sublessor is recognized on a straight-line basis over the lease term.
Operating lease RoU assets are evaluated for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The carrying amount of an asset group, which includes the operating lease RoU asset is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group over the life of the primary asset in the asset group. The assessment is based on the carrying amount of the asset group, including the operating lease RoU asset and the related operating lease liability, at the date it is tested for recoverability and an impairment loss is measured and recognized as the amount by which the carrying amount of the asset group exceeds its fair value. Any impairment loss is allocated to each asset in the asset group, including the operating RoU asset, on a ratable basis.
Accounting for stock-based compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC Topic 718’). Stock options are mainly awarded to employees and members of the Company's board of directors and measured at fair value at each grant date. The Company calculates the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for share options is generally four years. The Company recognizes forfeitures as they occur.
The Black-Scholes option-pricing model requires the Company to make a number of assumptions, including the value of the Company's common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, in accordance with ASC Topic 718. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s history. The Company has not paid dividends and has no foreseeable plans to pay dividends. For restricted stock awards, the Company utilizes the fair value of the Company’s common stock on the date of grant to establish the fair value of the award.

Non-employee stock-based compensation transactions in which the Company receives goods or services as consideration for its own equity instruments are accounted for as stock-based compensation transactions. The Company establishes and measures the fair value of these equity instruments at grant date, and is not remeasured. The fair value of a non-employee award is estimated using the Black-Scholes option pricing model, which uses various inputs including the fair value of the Company’s common stock at grant date, contractual term, estimated volatility, risk-free interest rate and expected dividend yields of the common stock. The Company recognizes compensation expense over the vesting period subject to certain vesting events and thresholds, for each of the installment for a period of five years. The Company does not apply forfeiture for these awards given the nature of the vesting events and thresholds under the agreement (Notes 16 and 17).

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

Income taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. As of December 31, 2023 and 2022, sufficient doubt existed over the Company's ability to generate sufficient taxable income to realize its deferred income tax assets, and accordingly, the Company has provided a full valuation allowance against its deferred tax assets.
ASC Topic 740, Income Taxes, ("ASC 740") clarifies the accounting for uncertainties in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of ASC 740, the Company reviews all of its tax positions and makes a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.
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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.
Accounting Pronouncements

Recently Issued Accounting Pronouncement Pending Adoption

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, requiring disclosure of significant expenses for each reportable segment and amount regularly provided to the CODM and included in the reported measure(s) of the segment profit or loss. This ASU also clarifies that single reportable segment entities are subject to the required disclosures in its entirety under ASC Topic 280. The ASU does not change the identification and determination of its operating segments, aggregation of operating segment or application of quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023. Amendments in the ASU apply retrospectively to all period presented in the financial statements unless impracticable to do so. The Company is currently evaluating the impact of the adoption of this standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvement to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

There are no other new accounting standards identified and not yet implemented that are expected to have a material effect on the Company’s consolidated financial statements.

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
Estimated fair values of assets acquired and liabilities assumed from Metromile are subject to change as the Company obtains additional information, and will be updated and finalized within the measurement period that will not extend beyond 12 months from the Acquisition Date.
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets were as follows ($ in millions):

	Fair Value	Weighted-Average Useful Life
Technology	$28.0	3 to 5 years
Insurance licenses	7.5	N/A
Total	$35.5

The Company finalized the fair value valuation analysis of assets acquired and liabilities assumed and as a result no measurement period adjustments were recorded.

The Company also performed a quantitative goodwill impairment assessment during the fourth quarter of 2023, primarily using projections of discounted cash flows to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying value of the reporting unit and concluded that goodwill was not impaired as of and for the year ended December 31, 2023.

The results of operations for Metromile of $69.9 million of revenue and $27.2 million of net loss for the year ended December 31, 2023, and $35.0 million of revenue and $36.4 million of net loss from the Acquisition Date to the year ended December 31, 2022, have been included within the accompanying consolidated statements of operations and comprehensive loss.
The Company incurred transaction and integration costs of approximately $8.4 million for the year ended December 31, 2022. These expenses were included in “General and administrative expenses” within the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
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

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2022 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

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

6. Investments
Unrealized gains and losses

The following tables present cost or amortized cost and fair values of investments in fixed maturities at December 31, 2023 and 2022, respectively ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2023
Corporate debt securities	$453.6	$1.3	$(5.0)	$449.9
U.S. Government obligations	176.8	0.4	(1.3)	175.9
Asset-backed securities	1.6	—	—	1.6
Total	$632.0	$1.7	$(6.3)	$627.4

December 31, 2022
Corporate debt securities	$549.7	$0.1	$(19.6)	$530.2
U.S. Government obligations	121.0	—	(3.7)	117.3
Asset-backed securities	2.8	—	—	2.8
Total	$673.5	$0.1	$(23.3)	$650.3
Gross unrealized losses for investments in fixed maturities was $6.3 million and $23.3 million as of December 31, 2023 and 2022. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of December 31, 2023 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Cost or Amortized Cost	Fair Value
Due in one year or less	$258.7	$255.5
Due after one year through five years	373.3	371.9
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$632.0	$627.4

Aging of gross unrealized losses
The following tables present the gross unrealized losses and related fair values for the Company's investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2023 and 2022 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Corporate debt securities	$89.0	$(1.2)	$178.3	$(4.0)	$267.3	$(5.2)
U.S. Government obligations	79.6	(0.2)	57.7	(0.9)	137.3	(1.1)
Asset-backed securities	—	—	0.2	—	0.2	—
Total	$168.6	$(1.4)	$236.2	$(4.9)	$404.8	$(6.3)

December 31, 2022
Corporate debt securities	$83.6	$(2.1)	$428.1	$(17.5)	$511.7	$(19.6)
U.S. Government obligations	29.6	(0.2)	85.1	(3.5)	114.7	(3.7)
Asset-backed securities	2.8	—	—	—	2.8	—
Total	$116.0	$(2.3)	$513.2	$(21.0)	$629.2	$(23.3)
As of December 31, 2023, 175 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $4.9 million and $21.0 million for the years ended December 31, 2023 and 2022, respectively. The Company determined that unrealized losses on investment in fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investments in fixed maturities before the recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the years ended December 31, 2023 and 2022.
Net investment income
An analysis of net investment income follows ($ in millions):

	December 31,
	2023	2022	2021
Interest on cash and cash equivalents	$4.2	$1.2	$0.4
Fixed maturities	17.0	5.7	1.5
Short-term investments	3.8	1.9	0.1
Total	25.0	8.8	2.0
Investment expense	0.3	0.4	0.1
Net investment income	$24.7	$8.4	$1.9
Investment gains and losses
The Company had pre-tax realized capital losses of $0.6 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. There were no pre-tax realized capital gains and losses for the year ended December 31, 2021.

Special deposits
Bonds with a total carrying value of $11.7 million and $11.8 million at December 31, 2023 and 2022, respectively, which are included in fixed maturities available-for-sale on the consolidated balance sheets, were deposited with various state insurance departments, as required, to comply with state insurance laws. The carrying value of bonds deposited with each respective state is as follows ($ in millions):

	December 31,
U.S. State	2023	2022
New York	$2.9	$2.8
Delaware	2.8	2.8
Washington	1.2	1.2
Colorado	1.1	1.1
Virginia	0.8	0.8
New Mexico	0.7	0.6
New Jersey	0.6	0.6
North Carolina	0.6	0.6
Nevada	0.2	0.4
Florida	0.2	0.2
Massachusetts	0.2	0.2
Kansas	0.2	0.1
Arkansas	0.1	0.3
Kentucky	0.1	0.1
Total	$11.7	$11.8
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive (see Note 8) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $82.2 million as of December 31, 2023.
7. Fair Value Measurements
The following tables present the Company's fair value hierarchy for financial assets and liabilities measured as of December 31, 2023 and 2022 ($ in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$449.9	$—	$449.9
U.S. Government obligations	—	175.9	—	175.9
Asset-backed securities	—	1.6	—	1.6
Fixed maturities	—	627.4	—	627.4
Short term investments	—	45.8	—	45.8
Total	$—	$673.2	$—	$673.2

Financial Liabilities:
Warrant liability (1)	$—	$—	$—	$—
(1)    Fair value of Public and Private warrant liability amounted to less than $0.1 million as of December 31, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$530.2	$—	530.2
U.S. Government obligations	—	117.3	—	117.3
Asset-backed securities	—	2.8	—	2.8
Fixed maturities	—	650.3	—	650.3
Short term investments	—	99.8	—	99.8
Total	$—	$750.1	$—	$750.1

Financial Liabilities:
Warrant liability	$—	$—	$0.3	$0.3
The fair value of all our different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2023, other than the public and private warrants previously reported as Level 3 as discussed below. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2022.
Warrant liability
As part of the Metromile Acquisition as discussed in Note 5, public and private warrants were assumed and are measured at fair value on a recurring basis at the end of the reporting period, and classified as Level 3 for fair value hierarchy disclosure purposes as of December 31, 2022. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under “Other liabilities and accrued expenses” on the consolidated balance sheet at fair value, with changes in fair value recognized and presented under “General and administrative expenses” in the consolidated statement of operations and comprehensive loss. The Company utilized the binomial Monte-Carlo simulation to estimate the fair value of these warrants which were not actively traded as of December 31, 2022, and are determined based on the following assumptions:

December 31, 2022
Weighted average expected term (years)	3.11
Risk-free interest rate	4.2%
Volatility	80%
Expected dividend yield	—%

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

The following table below presents the change in fair value of the warrant liability ($ in millions):

	December 31,
	2023	2022
Balance as of January 1	$0.3	$—
Initial measurement of warrants liability as of July 31, 2022	—	0.5
Change in fair value	(0.3)	(0.2)
Balance as of December 31	$—	$0.3
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

The Company maintains proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “ceded,” a specified percentage of the premium to reinsurers ("Proportional Reinsurance Contracts"). In exchange, these reinsurers paid a ceding commission for every dollar ceded, in addition to funding all of the corresponding claims at the same specified percentage as applied to premium. The Company also opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts ("Non-Proportional Reinsurance Contracts").

The Company decreased the overall share of proportional reinsurance from 75% of the premium to 70% effective July 1, 2021, and to 55% effective July 1, 2022. In addition, the Company purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed $80,000,000 in losses effective July 1, 2022, and expired on June 30, 2023. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. The proportional reinsurance and other non-proportional reinsurance contracts expired on June 30, 2023.

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

In addition, LIC and Lemonade Insurance agreed to the terms of a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC agreed to the terms of an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 through June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. Under the Automatic Facultative PPR Contract, claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations.

The Company also purchased a Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda to cover catastrophe risk over the initial $50,000,000 limit for each loss occurrence, which is further subject to a limit of $80,000,000 for each loss occurrence and in aggregate, primarily on property and car business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and will expire on June 30, 2024. The Company is also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party. Through our captives, the Company is exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from assumed risks from policies underwritten by both LIC and MIC.
Reinsurance recoverable
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable. Such balance as of December 31, 2023 and 2022 are presented in the table below ($ in millions).

	December 31,
	2023	2022
Reinsurance recoverable on paid losses	$18.2	$32.2
Ceded unpaid loss and LAE	120.2	124.6
Total reinsurance recoverable	$138.4	$156.8

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company has the following unsecured reinsurance recoverable balances from reinsurers at December 31, 2023 and 2022 with a majority of the reinsurers having A.M. Best rating of A (Excellent) or better ($ in millions):

AM Best Rating		December 31,
	Reinsurer	2023	2022
A+	Hannover Rueck SE	$126.6	$100.1
A	MAPFRE Re, Compania De Reaseguros S.A.	27.2	23.8
A+	Swiss Reinsurance America Corporation	20.1	27.6
NR	Lloyd's Underwriter Syndicate no. 2791 MAP	1.7	1.0
NR	Lloyd's Underwriter Syndicate No. 1084 CSL	1.6	4.3
A+	Aviva Insurance Limited	0.9	—
NR	Lloyd's Underwriter Syndicate no. 2001 AML	0.4	0.5
A++	The Travellers Indemnity Company	0.4	—
A+	Munich Reinsurance America Inc	0.2	0.4
NR	Lloyd's Underwriter Syndicate No. 2987 BRT	0.2	—
		$179.3	$157.7
	Other reinsurers	1.1	1.9
		$180.4	$159.6

Premium written, earned and losses and LAE incurred
The impact of reinsurance treaties on the Company's consolidated statements of operations and comprehensive income is as follows ($ in millions):

	December 31,
	2023	2022	2021
Premium written:
Direct	$730.9	$555.6	$375.7
Assumed	7.5	0.1	—
Ceded	(389.1)	(333.1)	(273.4)
Net premium written	$349.3	$222.6	$102.3

Premium earned:
Direct	$667.2	$490.5	$292.0
Assumed	5.1	—	—
Ceded	(357.1)	(318.1)	(215.0)
Net premium earned	$315.2	$172.4	$77.0

Loss and LAE incurred:
Direct	$563.4	$441.0	$264.1
Assumed	6.0	—	—
Ceded	(289.0)	(273.7)	(192.2)
Net loss and LAE incurred	$280.4	$167.3	$71.9
9. Deferred Acquisition Costs
Deferred acquisition costs consist primarily of commissions and premium taxes incurred that are directly related to the successful acquisition of insurance policies written on a direct basis. The amortization of deferred acquisition costs is included in other insurance expense in the consolidated statements of operations and comprehensive loss. The following table presents the policy acquisition costs deferred and amortized ($ in millions):

	December 31,
	2023	2022
Deferred Acquisition Costs:
Balance, January 1	$6.9	$6.2
Add:
Premium taxes	16.1	14.1
Direct commissions	7.6	3.6
Less:
Amortization of net deferred acquisition costs	(21.8)	(17.0)
Balance, December 31	$8.8	$6.9

Other Insurance Expense:
Amortization of net deferred acquisition costs	$21.8	$17.0
Period costs	37.4	27.0
Total other insurance expense	$59.2	$44.0

10. Property and Equipment, net
Property and equipment, net consists of the following ($ in millions):

	December 31,
	2023	2022
Computer equipment and software	$28.6	$20.7
Leasehold improvements	13.0	13.4
Furniture and equipment	4.2	3.7
	45.8	37.8
Accumulated depreciation	(28.4)	(18.2)
Property and equipment, net	$17.4	$19.6
Depreciation expense was $10.2 million, $6.9 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and included in “General and administrative expenses” on the consolidated statements of operations and comprehensive loss.
The Company capitalized costs related to the development of internal-use software of $23.9 million and $16.0 million for the years ended December 31, 2023 and 2022, respectively. Capitalized amounts are included as a component of “Property and equipment” under “Computer equipment and software”.
11. Intangible Assets
Identifiable intangible assets consist of the following ($ in millions):

		December 31, 2023			December 31, 2022
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Insurance licenses	Indefinite	$7.5	$—	$7.5	$7.5	$—	$7.5
Trademark	Indefinite	0.6	—	0.6	0.6	—	0.6
Technology	3	28.0	13.2	14.8	28.0	3.9	24.1
VOBA	0.5	1.7	1.7	—	1.7	1.4	0.3
		$37.8	$14.9	$22.9	$37.8	$5.3	$32.5
Intangible assets noted in the above table were acquired as part of the Metromile acquisition except for trademark associated with the Company’s name which was acquired in 2019. The Company intends to maintain the trademark and renewals will take place as needed.

Amortization expense amounted to $9.6 million and $5.3 million for the year ended December 31, 2023 and 2022, respectively, and is included in “General and administrative expense” in the consolidated statement of operations and comprehensive loss.

As of December 31, 2023, the estimated aggregate amortization expense for the Company’s intangible assets for the next five years is as follows ($ in millions):

2024	$9.3
2025	5.5
2026	—
2027	—
2028	—
Thereafter	—
$14.8

12. Other Assets
Other assets consists of the following ($ in millions):

	December 31,
	2023	2022
Ceding commission receivable	$19.4	$21.0
Right-of-use assets (Note 22)	17.4	26.4
Prepaid expenses	12.0	14.0
Investment income due and accrued	5.5	3.7
Income tax receivable	1.5	5.0
Other	8.0	5.1
Total other assets	$63.8	75.2
13. Unpaid Loss and Loss Adjustment Expense
The following table presents the activities in the liability for unpaid loss and loss adjustment expense (“LAE”) as of December 31, 2023 and 2022 ($ in millions):

	December 31,
	2023	2022
Unpaid loss and LAE as of January 1	$256.2	$97.9
Less: Reinsurance recoverable(1)	124.6	72.7
Net unpaid loss and LAE as of January 1	131.6	25.2
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	286.2	170.5
Prior years	(5.8)	(3.2)
Total incurred	280.4	167.3
Deduct: Paid losses and LAE, net of reinsurance, related to:
Current year	189.4	106.9
Prior years	80.5	30.1
Total paid	269.9	137.0
Unpaid loss and LAE, net of reinsurance recoverable acquired from Metromile	—	76.2
Unpaid loss and LAE, net of reinsurance recoverable, as of December 31	142.1	131.6
Reinsurance recoverable as of December 31(1)	120.2	124.6
Unpaid loss and LAE, gross of reinsurance recoverable, as of December 31	$262.3	$256.2
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $5.8 million and $3.2 million as of December 31, 2023 and December 31, 2022, respectively. No additional premium or returned premium have been accrued as a result of prior year effects.

For the year ended December 31, 2023, current accident year incurred loss and LAE included $10.4 million from winter storm Elliott and $4.2 million from the hail storm that impacted customers in Texas. The net incurred loss and LAE from winter storm Elliott and from the hail storm as of December 31, 2023 represents the Company's best estimates based upon information currently available.

For the year ended December 31, 2022, current accident year incurred loss and LAE included $0.4 million of net incurred loss and LAE from Hurricane Ian and $7.6 million from winter storm Elliott. The net incurred loss and LAE from Hurricane Ian and winter storm Elliott as of December 31, 2023 represents the Company’s best estimates based upon information currently available.

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
The following is information about incurred and paid loss development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts. The Company separates home and renters claim experience from its pet claim experience when analyzing incurred and paid loss and allocated loss adjustment expenses, as there are distinct differences in the development and claim count emergence patterns. The information about incurred and paid claims development for the years ended prior to December 31, 2023 is presented as unaudited supplementary information.

Home and Renters Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

									December 31, 2023
										Cumulative Number of Reported Claims
	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	IBNR (2)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016 (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	8
2017	—	1.7	1.7	1.7	1.7	1.7	1.7	1.7	—	1,756
2018	—	—	15.0	13.5	13.4	13.4	13.4	13.4	—	10,527
2019	—	—	—	46.0	46.1	46.3	46.3	46.1	—	19,498
2020	—	—	—	—	53.0	51.5	51.5	52.4	0.1	30,336
2021	—	—	—	—	—	59.4	55.9	58.4	0.6	53,442
2022	—	—	—	—	—	—	96.5	92.6	3.5	55,758
2023	—	—	—	—	—	—	—	143.2	22.1	56,901
Total incurred losses and ALAE, net								$407.8	$26.3	228,226
(1)    Amounts in accident year 2016 for the years ended December 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023 were less than $0.1 million, respectively.
(2)    IBNR, net of reinsurance as of December 31, 2023 for accident years 2016, 2017, 2018, and 2019 was less than $0.1 million.

Home and Renters Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016 (1)	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	1.6	1.7	1.7	1.7	1.7	1.7	1.7
2018	—	—	13.2	13.3	13.4	13.4	13.4	13.4
2019	—	—	—	36.4	46.1	46.3	46.3	46.2
2020	—	—	—	—	43.1	50.2	51.3	52.0
2021	—	—	—	—	—	37.8	53.4	56.7
2022	—	—	—	—	—	—	52.7	85.5
2023	—	—	—	—	—	—	—	88.9
Total paid losses and ALAE, net								$344.4
Total unpaid loss and ALAE reserves, net								$63.4
Ceded unpaid loss and LAE								$92.9
Gross unpaid loss and LAE								$156.3
(1)    Cumulative paid loss and ALAE, net of reinsurance related to accident year 2016 was less than $0.1 million during the years ended December 31, 2016, 2017, 2018, 2019 , 2020, 2021, 2022, and 2023, respectively.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Home and renters	78%	15%	7%

Pet Incurred loss and allocated loss adjustment expense, net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

					December 31, 2023
						Cumulative Number of Reported Claims
	December 31,
	2020	2021	2022	2023	IBNR
	(unaudited)	(unaudited)	(unaudited)
Accident Year
2020	$0.7	$0.6	$1.0	$0.6	$—	20,873
2021	—	10.0	9.7	9.5	—	196,773
2022	—	—	27.4	25.3	0.1	375,550
2023	—	—	—	51.9	5.1	488,943
Total incurred losses and ALAE, net				$87.3	$5.2	1,082,139

Pet Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)
Accident Year
2020	$0.4	$0.6	$0.7	$0.7
2021	—	7.6	9.4	9.5
2022	—	—	21.8	25.1
2023	—	—	—	45.8
Total paid losses and ALAE, net				$81.1
Total unpaid loss and ALAE reserves, net				$6.2
Ceded unpaid loss and LAE				7.8
Gross unpaid loss and LAE				$14.0

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Pet	100%	—%	—%

Car Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance (1)
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

									December 31, 2023
										Cumulative Number of Reported Claims

	2016	2017	2018	2019	2020	2021	2022	2023	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$1.6	$2.0	$1.7	$1.7	$1.7	$1.8	$2.0	$2.3	$—	1,640
2017	—	28.6	30.0	30.2	31.4	32.3	32.5	24.4	(0.1)	29,057
2018	—	—	31.4	29.7	31.9	31.8	33.9	26.2	0.7	44,102
2019	—	—	—	24.2	24.9	23.2	24.6	25.4	2.3	51,132
2020	—	—	—	—	10.8	12.0	11.8	19.1	3.0	37,320
2021	—	—	—	—	—	75.3	75.3	86.8	6.3	43,091
2022	—	—	—	—	—	—	83.1	92.0	11.2	46,623
2023	—	—	—	—	—	—	—	79.1	16.9	36,965
Total incurred losses and ALAE, net								$355.3	$40.3	289,930
(1) Table above retrospectively includes Metromile's historical incurred accident year claim information for periods presented.

Car Cumulative paid loss and ALAE, net of reinsurance (1)
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2016	$0.2	$1.2	$1.5	$1.6	$1.6	$1.7	$1.9	$2.2
2017	—	17.3	24.3	28.1	30.1	30.8	31.7	24.6
2018	—	—	16.8	24.4	28.2	27.6	30.2	25.1
2019	—	—	—	13.5	18.7	14.5	18.8	22.3
2020	—	—	—	—	5.2	(0.9)	5.6	15.0
2021	—	—	—	—	—	38.4	58.9	77.1
2022	—	—	—	—	—	—	45.4	74.0
2023	—	—	—	—	—	—	—	43.2
Total paid losses and ALAE, net								$283.5
Total unpaid loss and ALAE reserves, net (2)								$71.8
Ceded unpaid loss and LAE								$19.5
Gross unpaid loss and LAE								$91.3
(1) Table above retrospectively includes Metromile's historical paid accident year claim information for periods presented.
(2) Includes the fair value adjustment on insurance contract intangible liability of $1.2 million.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Car	53%	22%	25%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows ($ in millions):

December 31, 2023
Unpaid Loss and ALAE, net
Home and renters	$63.4
Pet	6.2
Car	71.8
141.4
Reinsurance recoverable on Unpaid Loss and ALAE, net
Home and renters	92.9
Pet	7.8
Car	19.5
120.2
Unallocated LAE	0.7
Gross Unpaid Loss and Loss Adjustment Expenses	$262.3

14.    Borrowings under Financing Agreement

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for the Company’s sales and marketing growth efforts. The Agreement has a commitment period of 18 months which expires on December 31, 2024 (“Original Commitment End Date”). Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement (“Amended Agreement”) under which GC will provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. All other material terms and condition from the Agreement remain unchanged. The Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of December 31, 2023, the Company had $14.9 million of outstanding borrowings under the financing agreement. The Company incurred interest expense of $0.4 million for the year ended December 31, 2023, and such interest is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.
15. Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses consists of the following ($ in millions):

	December 31,
	2023	2022
Lease liabilities (Note 22)	$28.2	$35.2
Ceding commission payable	13.9	—
Uncertain tax position	13.3	8.1
Employee compensation	8.4	12.8
Accrued advertising costs	6.2	6.8
Premium taxes payable	5.9	6.2
Accrued professional fees	5.0	5.5
Advance premium	3.4	2.1
Accrued hosting and software	1.8	2.0
Income taxes payable	1.2	0.6
Warrant liability	—	0.3
Other payables	12.2	4.9
Total	$99.5	$84.5

16. Stockholders' Equity
Common stock

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

As of December 31, 2023 and 2022, the Company was authorized to issue 200,000,000 shares with par value of $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.
Common stock confers upon its holders the following rights:
i.    The right to participate and vote in the Company's general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;
ii.    The right to a share in the distribution of dividends, whether in cash or in the form of bonus stock, the distribution of assets or any other distribution pro rata to the par value of the stock held by them;
iii.    The right to a share in the distribution of the Company's excess assets upon liquidation pro rata to the par value of the stock held by them.

The Company in 2020 made a contribution of 500,000 newly issued shares of common stock to a related party, the Lemonade Foundation (see Note 20). In connection with the Follow-on Offering noted above, Lemonade Foundation sold 100,000 of the contributed shares of the Company in 2021.

Undesignated Preferred Stock
The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of December 31, 2023 and 2022, there were no shares of undesignated preferred stock issued or outstanding.

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

The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, is inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. As of December 31, 2023, there were 4,037,812 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan

On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. There were no shares issued under the 2020 ESPP as of December 31, 2023.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of December 31, 2023, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants were made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Assumed Share Option Plans
As part of the Metromile Acquisition, the Company assumed the Metromile 2011 Incentive Stock Plan (“2011 Plan”) and Metromile 2021 Incentive Stock Plan (“2021 Plan”) (collectively referred to as “Assumed Plans”). The equity awards assumed of 404,207 were granted from the respective Assumed Plans and will be settled in the Company’s common stock (see Note 5). The remaining unallocated shares reserved under both the 2011 and 2021 Plan were cancelled and no new awards will be granted under these Assumed Plans.

Share-pool increase in 2020 Incentive Compensation Plan and 2020 Employee Stock Purchase Plan

On January 1, 2024, the 2020 Plan share pool was increased by 3,508,185 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2023. There was no increase in the 2020 ESPP share pool as of January 1, 2024.

Options granted to employees and non-employees
The fair value of each option granted during the year ended December 31, 2023 and 2022 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	December 31,
	2023	2022
Weighted average expected term (years)	6.00	6.10
Risk-free interest rate	4.2%	2.7%
Volatility	74%	47%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units (“RSU’s”) ($ in millions, except for option and weighted-average amounts):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022 (1)	9,760,657	$39.43	8.17	$8.05
Granted	1,056,332	15.77
Exercised	(103,350)	5.30
Canceled/forfeited	(1,118,382)	38.44
Outstanding as of December 31, 2023	9,595,257	$37.26	7.21	$10.30
Options exercisable as of December 31, 2023	4,686,527	$30.07	6.12	$9.41
Options unvested as of December 31, 2023	4,908,730	$44.12	8.26	$0.89
(1) Includes assumed options of 72,410 from Metromile Acquisition (See Note 5).

On July 28, 2021, the Board of Directors of the Company approved the reduction in exercise price of certain options granted to employees in the beginning of 2021, with original exercise price ranging from $142.64 to $159.02 and were each repriced at an exercise price of $90.70 per share. Incremental compensation expense resulting from the repricing was $3.0 million, and compensation expense amounted to $0.7 million and $0.7 million for the years ended December 31, 2023 and 2022. There were no changes in the vesting schedule or maturity term of the options.

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2022 (1)	1,651,243	$27.92
Granted	3,396,302	16.24
Vested	(785,323)	24.40
Canceled/forfeited	(693,487)	21.73
Outstanding as of December 31, 2023	3,568,735	18.76
(1) Includes assumed restricted stock units of 331,797 from the Metromile Acquisition (See Note 5).
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs granted are included and classified in the consolidated statements of operations and comprehensive loss, including assumed awards from the Metromile Acquisition is as follows ($ in millions):

	December 31,
	2023	2022	2021
Loss and loss adjustment expense, net	$2.8	$2.7	$1.5
Other insurance expense	2.2	1.6	1.0
Sales and marketing (1)	6.4	6.6	5.1
Technology development	25.7	24.4	18.2
General and administrative	22.8	24.0	18.3
Total stock-based compensation expense	$59.9	$59.3	$44.1
(1) Includes compensation expense related to warrant shares of $2.5 million for the year ended December 31, 2023.
Stock-based compensation expense classified by award type as included in the consolidated statements of operations and comprehensive loss is as follows ($ in millions):

	December 31,
	2023	2022	2021
Stock options	$37.6	$47.8	$40.1
RSUs	19.8	11.5	4.0
Warrant shares	2.5	—	—
Total stock-based compensation expense	$59.9	$59.3	$44.1

The total unrecognized expense granted to employees and non-employees outstanding as of December 31, 2023 was $55.4 million for stock options and $62.3 million for RSUs, with a remaining weighted average vesting period of 1.1 years for stock options and 1.6 years for RSUs.

Warrants

In connection with the Warrant Agreement as discussed in Note 16, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 which will vest in installments in increasing amounts over a period of 5 years. The Company recognized $2.5 million in compensation expense related to these equity-classified warrants for the year ended December 31, 2023. Compensation expense is presented under “Sales and marketing expense” in the consolidated statements of operations and comprehensive income. Total unrecognized compensation expense related to these warrants amounted to $65.8 million as of December 31, 2023. There are no vested warrant shares as of December 31, 2023.
18. Income Taxes
Corporate tax rates
Lemonade, Inc., together with its U.S. subsidiaries, is taxed under the tax laws of the United States and the statutory enacted corporate income tax rate for the years ended December 31, 2023 and 2022 is approximately 21%.

The Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduced the corporate income tax rate to 23%.

The Dutch Parliament adopted elements of the 2022 Tax Plan package, which increased the top corporate income tax rate to 25.8% effective January 1, 2022.

The statutory enacted corporate tax rate in the United Kingdom is approximately 25%.
Deferred taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets are comprised of operating loss carryforwards and other temporary differences.

The components of the net deferred tax assets are as follows ($ in millions):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$299.5	$262.2
Deferred ceding commission	8.5	8.6
Net unearned premium	6.6	5.3
Stock-based compensation	5.3	3.7
Lease liabilities	4.7	5.6
Charitable contributions	2.0	1.6
Depreciation and amortization	1.4	—
Unrealized loss on investments	0.9	5.5
Startup costs	0.5	0.5
Other	—	—
Total gross deferred tax assets	329.4	293.0

Deferred tax liabilities:
Right-of-use assets	(2.4)	(3.8)
Deferred acquisition costs	(1.8)	(1.4)
Depreciation and amortization	—	(1.0)
Other	(2.8)	(3.8)
Total gross deferred tax liabilities	(7.0)	(10.0)

Valuation allowance	(322.4)	(283.0)
Total deferred tax assets, net	$—	$—

Income tax expense
Loss before tax consists of the following ($ in millions):

	December 31,
	2023	2022	2021
United States	$(208.5)	$(225.5)	$(240.3)
Foreign	(21.3)	(69.3)	6.7
Total	$(229.8)	$(294.8)	$(233.6)

Income tax expense consists of the following ($ in millions):

	December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	7.1	3.0	7.7
Total current	7.1	3.0	7.7

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$7.1	$3.0	$7.7
As of December 31, 2023 and 2022 respectively, $13.3 million and $8.0 million of unrealized tax benefits, if recognized, would decrease the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. The Company accrued and recognized interest expense related to uncertain tax positions of $0.4 million for the year ended December 31, 2023, and there was none for the year ended December 31, 2022. There are no penalties related to the uncertain tax positions for the years ended December 31, 2023 and 2022.

The Company believes it is reasonably possible that our unrecognized tax benefits could increase or decrease within the next 12 months.

Balance at December 31, 2022	$8.0
Increase (decrease) on tax positions for prior years	0.4
Increase (decrease) on tax positions for current year	4.9
Settlements with taxing authorities	—
Reduction due to lapse of the applicable statute of limitations	—
Balance at December 31, 2023	$13.3

The provision for federal and foreign income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2023	2022	2021
Income at US statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.0%	2.5%	(8.4)%
Permanent differences	(5.0)%	(3.7)%	(1.7)%
Return to provision	—%	—%	(0.9)%
Foreign rate differential	0.3%	0.2%	0.6%
Valuation allowance	(19.1)%	(18.1)%	(13.7)%
Uncertain tax position	(2.3)%	(2.7)%	—%
Other	—%	(0.2)%	(0.2)%
Total income taxes	(3.1)%	(1.0)%	(3.3)%
Tax reform in the U.S.
The Company selected to apply the "period cost method" to account for the Global Intangible Low-Taxed Income, and treated it as a current-period expense for December 31, 2023, 2022 and 2021, and had a gross inclusion of $4.1 million, $0.0 million and $14.0 million respectively, in its taxable income.
Net operating loss carryforward
As of December 31, 2023, the Company has federal losses for tax purposes of $269.9 million, which can be offset against future taxable income. Of this federal loss carryforward, $21.4 million in losses will begin to expire in 2035 and $248.5 million in losses can be carried forward indefinitely. As of December 31, 2023, the Company has state and local losses for tax purposes of $29.6 million which will begin to expire in 2029.
The Company's income tax returns for 2020 through 2022 remain subject to examination by the U.S.
tax authorities.

Inflation Reduction Act

The Inflation Reduction Act, which created a new corporate alternative minimum tax (CAMT) effective for calendar year taxpayers January 1, 2023, was enacted on August 16, 2022. Based upon projected adjusted financial statement income for 2023, the reporting entity (or the controlled group of corporations of which the reporting entity is a member) has determined that average "adjusted financial statement income" is below the thresholds for the 2023 tax year such that it does not expect to be required to perform the CAMT calculations, nor be liable for any CAMT.

382 Limitation

On March 12, 2018, the Company underwent a change of control under Section 382 of the Internal Revenue Code by the purchase of interest by additional investors. Accordingly, a portion of the Company’s deferred tax assets are subject to an annual limitation under Section 382. The annual deduction limitations apply to approximately $43.0 million of net operating losses. The Company is not expected to write off any deferred tax assets as a result of these limitations. The Company may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

Bermuda Corporate Income Tax Regime

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. The Company does not expect that this will impact income tax provision until the Company meets the required annual revenue threshold.

19. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders (in millions)	$(236.9)	$(297.8)	$(241.3)
Denominator:
Weighted average common shares outstanding — basic and diluted	69,658,912	64,921,524	61,224,433
Net loss per share attributable to common stockholders — basic and diluted	$(3.40)	$(4.59)	$(3.94)
The Company's potentially dilutive securities, which include stock options, unvested RSUs and warrants for common stock, have been excluded from the computation of diluted net loss per share as the effect would be to anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	December 31,
	2023	2022	2021
Options to purchase common stock	9,595,257	9,760,657	6,573,744
Unvested restricted stock	3,568,735	1,651,243	335,814
Warrants for common stock (1)	412,969	412,969	—
	13,576,961	11,824,869	6,909,558
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company’s common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.
20. Related Party Transactions
The Company uses the services of a travel agency owned by a relative of one of the Company's key stockholders. The Company incurred travel expenses in the amount of $0.1 million, $0.2 million and $0.1 million for the year ended December 31, 2023, 2022 and 2021, respectively. There were no outstanding amounts due from or to related parties as of December 31, 2023 and 2022.

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 16). There were no outstanding amounts due from or to the Lemonade Foundation as of December 31, 2023 and 2022.

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
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million and $2.7 million as of December 31, 2023 and 2022, with respect to certain office leases. There were no guarantees as of December 31, 2021.
22. Leases
The Company and its subsidiaries lease their facilities under various operating lease agreements. The Company's headquarters in New York operates under a lease agreement that expires in November 2025. The Company's Israel based operations occupy offices with lease expiration dates that extend through July 2026. The Company also entered into a lease agreement to lease an office space in Scottsdale, Arizona that expires in November 2024. The Company also occupies an office space in Amsterdam, Netherlands with lease that expires in February 2027. As part of the Metromile Acquisition (Note 5), the Company acquired two lease agreements for an office space in San Francisco, California that expires in November 2030 and an office space in Tempe, Arizona that expires in October 2024.

The Company subleased two floors of its New York office space beginning September 2023 through November 2025, and are classified as operating leases. As of December 31, 2023, the Company recognized $0.4 million of sublease income which is presented under “Commission and other income” in the consolidated statements of operations. As a result of the sublease, the Company evaluated our RoU asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. There were no impairment recognized related to the New York office sublease for the year ended December 31, 2023.

The Company subleased its San Francisco office space to third parties beginning November 2023 through November 2026, and is classified as an operating lease. As of December 31, 2023, the Company recognized $0.2 million of sublease income which is presented under “Commission and other income” in the consolidated statements of operations. The Company also recorded an impairment charge related to this sublease in San Francisco in the amount of $3.7 million which reduced the carrying value of RoU assets and the related leasehold improvements. The impairment charge is presented under “General and administrative expenses” in the consolidated statement of operations and comprehensive income. The Company estimated the fair value of the RoU asset based on the net present value of the sublease rental income during the sublease term.

Operating lease expense under ASC 842 for leased facilities is presented below:

	December 31,
	2023	2022
Operating lease expense	$8.1	$7.0
Short term lease expense	0.1	0.2
Variable lease cost	0.7	0.2
	$8.9	$7.4

Operating lease expense is included within continuing operations in the consolidated statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases is as follows ($ in millions):

	December 31,
	2023	2022
Operating cash outflow from operating leases	$8.7	$6.5
Operating cash inflow from operating subleases	$0.4	$—
RoU assets obtained in exchange for lease liabilities for operating leases	$—	$11.0

Weighted-average remaining lease term and discount rate are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	4.0	4.7
Weighted-average discount rate	6.09%	4.62%

Maturities of operating lease liabilities as of December 31, 2023 is as follows ($ in millions):

2024	$10.1
2025	9.0
2026	4.5
2027	2.6
2028	2.7
Thereafter	3.4
Total	$32.3

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
LIC’s statutory capital and surplus amounted to $135.3 million and $105.9 million as of December 31, 2023 and 2022, respectively. LIC’s capital and surplus exceeded its authorized control level RBC of $32.5 million and $28.2 million as of December 31, 2023 and 2022, respectively.

MIC’s statutory capital and surplus amounted to $30.0 million and $38.5 million as of December 31, 2023 and 2022. MIC’s capital and surplus exceeded its authorized control level RBC of $6.3 million and $8.7 million as of December 31, 2023 and 2022.

Statutory Dividend Restriction
The payment of dividends by LIC is restricted by state insurance regulations. Under New York insurance law, LIC may pay cash dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that LIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the NYS Department of Financial Services, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the thirty-six months immediately preceding the declaration or distribution of the current dividend less any dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. As of December 31, 2023 and 2022, LIC was not eligible to make dividend payments.
The payment of dividends by MIC is restricted by the laws of the State of Delaware. The maximum amount that can be paid without prior notice or approval is the greater of 10% of surplus as regards policyholders as of the preceding December 31, or net income not including realized capital gains for the twelve-month period ending the preceding December 31. Because the Company has an unassigned deficit at December 31, 2023 and 2022, MIC’s dividend policy is governed by Section 5005(B) of the Delaware insurance code whereby a domestic insurer may not declare or pay a dividend or other distribution from any source other than earned surplus without the commissioner’s prior approval. MIC paid no dividends to the Company in 2023 and 2022.

24. Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine and general liability and private passenger car lines of business. Gross written premium by jurisdiction is as follows ($ in millions):

	Years ended December 31,
	2023		2022		2021
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$191.6	25.9%	$142.0	25.6%	$93.9	25.0%
Texas	117.5	15.9%	91.3	16.4%	72.5	19.3%
New York	80.8	10.9%	66.0	11.9%	47.3	12.6%
New Jersey	37.6	5.1%	28.3	5.1%	16.7	4.4%
Illinois	35.3	4.8%	26.3	4.7%	15.7	4.2%
Washington	25.9	3.5%	15.8	2.8%	5.4	1.4%
Georgia	22.6	3.1%	19.8	3.6%	16.5	4.4%
Colorado	22.0	3.0%	15.8	2.8%	9.2	2.4%
Pennsylvania	19.7	2.7%	14.4	2.6%	9.7	2.6%
Oregon	18.8	2.5%	13.0	2.3%	6.9	1.8%
All others	166.6	22.6%	123.0	22.2%	81.9	21.8%
	$738.4	100.0%	$555.7	100.0%	$375.7	100.0%

Schedule V
LEMONADE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
($ in millions)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$283.0	$39.4	$—	$—	$322.4
Allowance for premium receivables	$2.7	$—	$—	$(0.2)	$2.5

Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$139.0	$144.0	$—	$—	$283.0
Allowance for premium receivables	$1.6	$1.1	$—	$—	$2.7

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our principal executive officer and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm. See Report of Independent Registered Public Accounting Firm elsewhere in this Annual Report.

Item 9B. Other Information

(a)    None.

(b)    On December 14, 2023, Shai Wininger adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 900,000 shares of the Company’s common stock until December 31, 2025. During the fourth quarter of 2023, no director or officer terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, RSUs, Warrants, and Rights (2)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	13,163,992	$37.26	7,606,547
Equity compensation plans not approved by security holders	—	—	—
Total	13,163,992	$37.26	7,606,547
(1)    Consists of Lemonade, Inc.’s 2020 Plan, 2020 ESPP, the 2011 Plan and the 2021 Plan.
(2)    Includes 4,686,527 shares of common stock issuable upon exercise of stock options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan. Includes 72,410 shares of common stock issuable upon exercise of stock options under the 2011 Plan. Includes 331,797 shares of common stock issuable upon exercise of stock options under the 2021 Plan.
(3)    As of December 31, 2023, the weighted average exercise price of outstanding options under the 2020 Plan, the 2011 Plan and 2021 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan, was $37.26.

(4)    Includes 7,606,547 shares available for future issuance under the 2020 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 3,650,000 shares be available for issuance pursuant to the exercise of incentive stock options. On January 1, 2024, the 2020 Plan was increased by 3,508,185 shares, equal to the lesser of 5% of the aggregate number of outstanding common stock as of December 31, 2023. On January 1, 2023, the Board took action such that no shares were added to the 2020 ESPP. The number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. On January 1, 2024, the Board took action such that no shares were added to the 2020 ESPP.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated Bylaws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Amended and Restated Investors' Rights Agreement by and between Lemonade, Inc. and certain security holders of Lemonade, Inc., dated October 14, 2022.	10-K	001-39367	4.2	3/3/2023
4.3*	Description of Securities
4.4	Warrant Agreement to Purchase Commons Stock, dated as of October 14, 2022 by and among Lemonade and Chewy Insurance Services LLC.	8-K	001-39367	10.2	10/20/2022
4.5	Warrant Agreement, dated September 2, 2020, between INSU Acquisitions Corp II and Continental Stock Transfer and Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
4.6	Amendment No. 1 to Warrant Agreement, dated June 17, 2022 between Metromile, Inc., Continental Stock Transfer & Trust Company, as warrant agent, an American Stock Transfer & Trust Company, as successor warrant agent	10-Q	001-39367	4.4	11/9/2022
4.7	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253-055	4.2	2/12/2021
10.1	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1	333-239007	10.2	6/8/2020
10.2#	Lemonade, Inc. 2020 Incentive Award Plan.	S-1/A	333-239007	10.9	6/23/2020
10.3#	Form of Option Agreement under the 2020 Incentive Award Plan.	S-1	333-252017	10.9	1/11/2021
10.4#	Non-Employee Director Compensation Policy.	S-1/A	333-239007	10.19	6/23/2020
10.5#	Lemonade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239007	10.20	6/23/2020
10.6#	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.11	8/12/2020
10.7#	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.12	8/12/2020
10.8#	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.13	8/12/2020
10.9#	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
10.10#	Offer Letter, by and between Tim Bixby and Lemonade, Inc., dated May 25, 2017.	S-1	333-239007	10.6	6/8/2020
10.11#	Amended and Restated 2015 Incentive Share Option Plan.	S-1	333-239007	10.8	6/8/2020
10.12#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (Israel).	S-1	333-252017	10.6	1/11/2021
10.13#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (U.S.).	S-1	333-252017	10.7	1/11/2021
10.14	Stock Purchase Agreement, by and between Tim Bixby and Lemonade, Inc., dated June 1, 2017.	S-1	333-239007	10.10	6/8/2020
10.15	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated March 8, 2017.	S-1	333-239007	10.11	6/8/2020
10.16	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated October 3, 2016.	S-1	333-239007	10.12	6/8/2020
10.17	AWS Customer Agreement, by and between Amazon Web Services, Inc. and Lemonade, Inc.	S-1	333-239007	10.13	6/8/2020
10.18	Severance Agreement by and between Adina Eckstein and Lemonade, Inc. dated August 5, 2021	10-Q	001-39367	10.1	8/11/2021
10.19	Form of Voting and Support Agreement	10-Q	001-39367	10.2	11/9/2021
10.20	Form of Restricted Stock Unit Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.2	8/11/2021
10.21	Form of Option Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.1	5/12/2021

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22 †	Omnibus Agreement, dated as of October 14, 2022, by and between Lemonade, Inc. and Chewy Insurance Services, LLC	8-K	001-39367	10.1	10/20/2022
10.23#	Metromile, Inc. 2021 Equity Incentive Plan	S-8	333-266362	99.2	7/28/2022
10.24#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended	S-8	333-266362	99.3	7/28/2022
10.25#	Transition Letter Agreement by and between John Peters and Lemonade, Inc. dated November 1, 2023	10-Q	001-39367	10.1	11/3/2023
10.26†*	Amended and Restated Customer Investment Agreement dated January 8, 2024, between Lemonade, Inc. and GC Customer Value Arranger LLC, as Arranger on behalf of the Investors
10.27 †	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurers, dated July 1, 2023	10-Q	001-39367	10.2	8/4/2023
10.28 †	Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company by the Subscribing Reinsurer Arch Reinsurance Company, dated July 1, 2023	10-Q	001-39367	10.3	8/4/2023
10.29 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Hannover Ruck SE, dated July 1, 2023	10-Q	001-39367	10.4	8/4/2023
10.30 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer MAPFRE Re (Spain), dated July 1, 2023	10-Q	001-39367	10.5	8/4/2023
10.31 †	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Lemonade Insurance N.V. by the Subscribing Reinsurer Swiss Re, dated July 1, 2023	10-Q	001-39367	10.6	8/4/2023
10.32#*	Severance Agreement by and between Maya Prosor and Lemonade, Inc. dated February 12, 2024
21.1*	List of Subsidiaries of Lemonade, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ Daniel Schreiber	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 28, 2024
Daniel Schreiber

/s/ Tim Bixby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Tim Bixby

/s/ Shai Wininger	President and Director	February 28, 2024
Shai Wininger

/s/ Michael Eisenberg	Director	February 28, 2024
Michael Eisenberg

/s/ Dr. Samer Haj-Yehia	Director	February 28, 2024
Dr. Samer Haj-Yehia

/s/ Mwashuma Nyatta	Director	February 28, 2024
Mwashuma Nyatta

/s/ Debra Schwartz	Director	February 28, 2024
Debra Schwartz