Form 10-Q
period 2024-03-31
Lemonade, Inc.
filed 2024-05-01
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, the registrant had 70,501,578 shares of common stock, $0.00001 par value per share, outstanding.

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
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business and impact our capital needs. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material adverse effect on our results of operations and financial condition.
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
•Existing and new legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
•The insurance business, including the market for renters, homeowners, pet and car insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
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
•Increasing scrutiny, actions and changing expectations from investors, clients, regulators and our employees and other stakeholders with respect to environmental, social and governance ("ESG") matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.

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
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report on Form 10-K") and in this Quarterly Report.
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
Where You Can Find More Information
Investors and others should note that we may use our website (https://https://investor.lemonade.com/home/default.aspx), our company account on X (formerly Twitter) (@Lemonade_Inc), and LinkedIn (@Lemonade-Inc) as a means of disclosing information and for complying with our disclosure obligations under Regulation FD. The information we post through these channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, and public conference calls, investors should monitor these channels. The contents of our website and social media channels are not part of this Quarterly Report on Form 10-Q.

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $623.5 million and $632.0 million as of March 31, 2024 and December 31, 2023, respectively)	$619.8	$627.4
Short-term investments (cost: $22.1 million and $45.8 million as of March 31, 2024 and December 31, 2023, respectively)	22.1	45.8
Total investments	641.9	673.2
Cash, cash equivalents and restricted cash	285.2	271.5
Premium receivable, net of allowance for credit losses of $2.5 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively	237.1	222.0
Reinsurance recoverable	170.1	138.4
Prepaid reinsurance premium	204.5	196.3
Deferred acquisition costs	9.8	8.8
Property and equipment, net	17.2	17.4
Intangible assets	20.5	22.9
Goodwill	19.0	19.0
Other assets	41.1	63.8
Total assets	$1,646.4	$1,633.3

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$264.0	$262.3
Unearned premium	371.3	353.7
Trade payables	0.6	0.6
Funds held for reinsurance treaties	132.4	128.8
Deferred ceding commission	46.3	41.4
Ceded premium payable	26.6	23.2
Borrowings under financing agreement	28.3	14.9
Other liabilities and accrued expenses	100.5	99.5
Total liabilities	970.0	924.4
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 70,478,088 and 70,163,703 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,829.5	1,814.5
Accumulated deficit	(1,143.9)	(1,096.6)
Accumulated other comprehensive loss	(9.2)	(9.0)
Total stockholders' equity	676.4	708.9
Total liabilities and stockholders' equity	$1,646.4	$1,633.3
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Net earned premium	$84.4	$68.2
Ceding commission income	21.0	17.2
Net investment income	7.6	5.0
Commission and other income	6.1	4.8
Total revenue	119.1	95.2

Expense
Loss and loss adjustment expense, net	65.9	63.6
Other insurance expense	17.3	13.6
Sales and marketing	30.4	28.2
Technology development	20.9	21.8
General and administrative	29.8	32.7
Total expense	164.3	159.9
Loss before income taxes	(45.2)	(64.7)
Income tax expense	2.1	1.1
Net loss	$(47.3)	$(65.8)

Other comprehensive loss, net of tax
Unrealized gain loss on investments in fixed maturities	0.7	6.0
Foreign currency translation adjustment	(0.9)	(0.7)
Comprehensive loss	$(47.5)	$(60.5)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.67)	$(0.95)

Weighted average common shares outstanding—basic and diluted	70,284,486	69,334,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	70,163,703	$—	$1,814.5	$(1,096.6)	$(9.0)	$708.9
Exercise of stock options and distribution of restricted stock units	314,385	—	0.1	—	—	0.1
Stock-based compensation	—	—	14.9	—	—	14.9
Net loss	—	—	—	(47.3)	—	(47.3)
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2024	70,478,088	$—	$1,829.5	$(1,143.9)	$(9.2)	$676.4

Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	174,318	—	0.1	—	—	0.1
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(65.8)	—	(65.8)
Other comprehensive income	—	—	—	—	5.3	5.3
Balance as of March 31, 2023	69,449,348	$—	$1,769.6	$(925.5)	$(22.3)	$821.8
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(47.3)	$(65.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.0	5.1
Stock-based compensation	14.9	15.4
Amortization of (premium) discount on bonds	(1.3)	0.2
Provision for bad debt	3.2	2.3
Changes in operating assets and liabilities:
Premium receivable	(18.3)	(7.7)
Reinsurance recoverable	(31.7)	3.1
Prepaid reinsurance premium	(8.2)	4.7
Deferred acquisition costs	(1.0)	—
Other assets	22.7	0.7
Unpaid loss and loss adjustment expense	1.7	(11.0)
Unearned premium	17.6	9.8
Trade payables	—	0.8
Funds held for reinsurance treaties	3.6	(6.9)
Deferred ceding commissions	4.9	(0.2)
Ceded premium payable	3.4	2.5
Other liabilities and accrued expenses	1.0	0.6
Net cash used in operating activities	(29.8)	(46.4)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	29.3	36.6
Proceeds from bonds sold or matured	58.7	106.9
Cost of short-term investments acquired	(5.4)	(23.2)
Cost of bonds acquired	(49.2)	(102.3)
Purchases of property and equipment	(2.5)	(2.7)
Net cash provided by investing activities	30.9	15.3
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	17.5	—
Payments on borrowings under financing agreement	(4.1)	—
Proceeds from stock exercises	0.1	0.1
Net cash provided by financing activities	13.5	0.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	(0.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	13.7	(31.7)
Cash, cash equivalents and restricted cash at beginning of period	271.5	286.5
Cash, cash equivalents and restricted cash at end of period	$285.2	$254.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.3	$0.2
Cash paid for interest expense on borrowings under financing agreement	$0.5	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's US and EU subsidiaries and for more complete descriptions and discussions, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 as included in the Company's Annual Report on Form 10-K (the "Annual Report on Form 10-K").
2.    Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries and a variable interest entity for which the Company is deemed to be the primary beneficiary. All material intercompany transactions and balances have been eliminated upon consolidation. All foreign currency amounts in the condensed consolidated statement of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the condensed consolidated balance sheet have been translated using the spot rate at the end of the reporting period. All figures expressed, except share amounts, are in U.S. dollars in millions.
Risk and Uncertainties
Lemonade, Inc. conducts certain of its operations in Israel. The evolving conflict in Israel and surrounding region has increased global economic and political uncertainty. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. The Company will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations.
Unaudited interim financial information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2023 was derived from the audited annual financial statements and does not contain all of the footnote disclosures from the audited annual financial statements of the Company. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023 as included in the Company’s Annual Report on Form 10-K.
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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$278.7	$264.5
Restricted cash	6.5	7.0
Total cash, cash equivalents and restricted cash	$285.2	$271.5
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash primarily relates to insurance policy premiums collected by the Company that it holds in a segregated cash account for transmittal to the underwriting carrier, or settlement of insurance related claims. The carrying value of restricted cash approximates fair value. The Company also has restricted cash relating to security deposits for certain office leases.
New Accounting Pronouncements
Recently Issued Accounting Pronouncement Pending Adoption
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, requiring disclosure of significant expenses for each reportable segment and amount regularly provided to the Chief Operating Decision Maker ("CODM") and included in the reported measure(s) of the segment profit or loss. This ASU also clarifies that single reportable segment entities are subject to the required disclosures in its entirety under Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The ASU does not change the identification and determination of its operating segments, aggregation of operating segments or application of quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Amendments in the ASU apply retrospectively to all periods presented in the financial statements unless impracticable to do so. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvement to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this standard.
There are no other new accounting standards identified and not yet implemented that are expected to have a material effect on the Company's consolidated financial statements.

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of March 31, 2024 and December 31, 2023 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2024
Corporate debt securities	$454.6	$0.6	$(3.5)	$451.7
U.S. Government obligations	164.4	0.1	(0.9)	163.6
Asset-backed securities	4.5	—	—	4.5
Total	$623.5	$0.7	$(4.4)	$619.8

December 31, 2023
Corporate debt securities	$453.6	$1.3	$(5.0)	$449.9
U.S. Government obligations	176.8	0.4	(1.3)	175.9
Asset-backed securities	1.6	—	—	1.6
Total	$632.0	$1.7	$(6.3)	$627.4

Gross unrealized losses for fixed maturities was $4.4 million as of March 31, 2024 and $6.3 million as of December 31, 2023. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of March 31, 2024 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Cost or Amortized Cost	Fair Value
Due in one year or less	$225.1	$223.7
Due after one year through five years	398.4	396.1
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$623.5	$619.8

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended March 31,
	2024	2023
Interest on cash and cash equivalents	$1.5	$1.2
Fixed maturities	5.8	2.9
Short-term investments	0.4	1.0
Total	7.7	5.1
Investment expense	0.1	0.1
Net investment income	$7.6	$5.0

Investment gains and losses
The Company had pre-tax net realized capital losses of less than $0.1 million for the three months ended March 31, 2024 and less than $0.1 million for the three months ended March 31, 2023, which were included in "Commission and other income" in the consolidated statements of operations and comprehensive income.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
Corporate debt securities	$141.5	$(0.6)	$165.8	$(2.9)	$307.3	$(3.5)
U.S. Government obligations	64.5	(0.6)	48.6	(0.3)	113.1	(0.9)
Asset-backed securities	1.2	—	0.1	—	1.3	—
Total	$207.2	$(1.2)	$214.5	$(3.2)	$421.7	$(4.4)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Corporate debt securities	$89.0	$(1.2)	$178.3	$(4.0)	$267.3	$(5.2)
U.S. Government obligations	79.6	(0.2)	57.7	(0.9)	137.3	(1.1)
Asset-backed securities	—	—	0.2	—	0.2	—
Total	$168.6	$(1.4)	$236.2	$(4.9)	$404.8	$(6.3)

As of March 31, 2024, 213 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $3.2 million and $4.9 million as of March 31, 2024 and December 31, 2023, respectively. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three months ended March 31, 2024. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $83.3 million as of March 31, 2024.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of March 31, 2024 and December 31, 2023 ($ in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$451.7	$—	$451.7
U.S. Government obligations	—	163.6	—	163.6
Asset-backed securities	—	4.5	—	4.5
Fixed maturities	$—	$619.8	$—	$619.8
Short term investments	—	22.1	—	22.1
Total	$—	$641.9	$—	$641.9

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$449.9	$—	$449.9
U.S. Government obligations	—	175.9	—	175.9
Asset-backed securities	—	1.6	—	1.6
Fixed maturities	$—	$627.4	$—	$627.4
Short term investments	—	45.8	—	45.8
Total	$—	$673.2	$—	$673.2

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of March 31, 2024 and December 31, 2023.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2024 and for the year ended December 31, 2023.
Warrant liability
As part of the acquisition of Metromile, Inc. ("Metromile") in July 2022, public and private warrants were assumed from Metromile. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under "Other liabilities and accrued expenses" on the consolidated balance sheets. These warrants are measured at fair value on a recurring basis at the end of each reporting period, with changes in fair value recognized and presented under "General and administrative expenses" in the consolidated statements of operations and comprehensive loss.
The public warrants liability is classified as Level 1 for fair value hierarchy disclosure purposes as of March 31, 2024, due to the use of an observable market quote in an active market, following the listing of the public warrants in the New York Stock Exchange American in March 2023. The private warrants liability is classified as Level 2 as the Company utilizes the observable prices of the public warrants in deriving the value of the private placement warrants. The change in fair value of the Public and Private warrant liability amounted to less than $0.1 million as of March 31, 2024 and December 31, 2023.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the three months ended March 31, 2024 and 2023 ($ in millions):

	March 31,
	2024	2023
Unpaid loss and LAE at beginning of period	$262.3	$256.2
Less: Reinsurance recoverable at beginning of period (1)	120.2	124.6
Net unpaid loss and LAE at beginning of period	142.1	131.6
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	72.4	57.9
Prior years	(6.5)	5.7
Total incurred	65.9	63.6
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	33.7	26.9
Prior years	35.1	39.5
Total paid	68.8	66.4
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	139.2	128.8
Reinsurance recoverable at end of period (1)	124.8	116.4
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$264.0	$245.2
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $6.5 million for the three months ended March 31, 2024, and unfavorable development on net loss and LAE reserves of $5.7 million for the three months ended March 31, 2023. No additional premiums or returned premiums have been accrued as a result of prior year effects.
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
The Company maintained proportional reinsurance contracts which provided 55% protection on covered risks effective July 1, 2022. In addition, the Company purchased a reinsurance program to protect against catastrophe risk in the U.S that exceed $80,000,000 in losses effective July 1, 2022, and expired on June 30, 2023. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. The proportional reinsurance and other non-proportional reinsurance contracts expired on June 30, 2023.
Metromile entered into a Quota Share reinsurance agreement effective January 1, 2022 and expired on June 30, 2023. Under the terms of the agreement, the Company ceded 30% of premiums and losses to reinsurers.

Effective July 1, 2023 through June 30, 2024, the Company agreed to the terms of a reinsurance program which includes Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company and Lemonade Insurance N.V. ("Lemonade Insurance"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers, and is settled on a funds-withheld basis.

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

The Company also purchased a Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda in which the Company has variable interest, primarily to cover catastrophe risk over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate, primarily on property and auto business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and will expire on July 1, 2024. The Company is also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party. Through our captives, we are exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from assumed risks from policies underwritten by both LIC and MIC.

8.    Borrowings under Financing Agreement

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for the Company’s sales and marketing growth efforts. The Agreement has a commitment period of 18 months which expires on December 31, 2024 ("Original Commitment End Date"). Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement (“Amended Agreement”) under which GC will provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. All other material terms and conditions from the Agreement remain unchanged. The Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of March 31, 2024, the Company had $28.3 million of outstanding borrowings under financing agreement. The Company incurred interest expense of $0.6 million for the three months ended March 31, 2024, and such interest is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of March 31, 2024 and December 31, 2023 consist of the following ($ in millions):

	March 31,	December 31,
	2024	2023
Lease liabilities	$25.9	$28.2
Uncertain tax position	14.9	13.3
Ceding commission payable	13.7	13.9
Accrued advertising costs	7.9	6.2
Employee compensation	6.8	8.4
Advance premium	4.5	3.4
Accrued professional fees	4.2	5.0
Premium taxes payable	3.4	5.9
Income taxes payable	2.4	1.2
Accrued hosting and software	1.2	1.8
Other payables	15.6	12.2
Total	$100.5	$99.5

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 70,478,088 and 70,163,703 total issued and outstanding shares as of March 31, 2024 and December 31, 2023, respectively.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to a related party, the Lemonade Foundation (see Note 14), of which 400,000 shares were owned as of both March 31, 2024 and December 31, 2023.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both March 31, 2024 and December 31, 2023, there were no shares of undesignated preferred stock issued or outstanding.

Warrants

The Company in 2022 entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder”) in connection with the execution of an agency agreement on the same date between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and the Warrantholder. In connection with the Agreements, the Company is authorized to issue to the Warrantholder 3,352,025 shares of the Company’s common stock underlying the warrant with an exercise price of $0.01 per share, which will vest in installments, in increasing amounts over a period of five years. The Warrant Agreement allows the Company to cancel unvested warrant shares which are subject to certain vesting events and thresholds.

11.    Stock-based Compensation
Share option plans
2020 Incentive Compensation Plan
On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Incentive Compensation Plan (the “2020 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering ("IPO") on July 2, 2020. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards.
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2024, the 2020 Plan share pool was increased by 3,508,185 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2023. As of March 31, 2024, there were 6,936,498 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO on July 2, 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2024, there was no increase in the 2020 ESPP share pool. As of March 31, 2024, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of March 31, 2024, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
Assumed Share Option Plans
As part of the acquisition of Metromile in 2022, the Company assumed the Metromile 2011 Incentive Stock Plan ("2011 Plan") and Metromile 2021 Incentive Stock Plan ("2021 Plan") (collectively referred to as "Assumed Plans"). The Company assumed equity awards of 404,207 which were granted from the respective Assumed Plans and will be settled in the Company's common stock. The remaining unallocated shares reserved under both 2011 Plan and 2021 Plan were canceled and no new awards will be granted under these Assumed Plans.
Options granted to employees and non-employees
The fair value of each option granted for the three months ended March 31, 2024 and 2023 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2024	2023
Weighted average expected term (years)	5.6	6.0
Risk-free interest rate	4.2%	3.8%
Volatility	78%	72%
Expected dividend yield	0%	0%
Expected volatility is calculated based on implied volatility from market comparisons of certain publicly traded companies and other factors. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC Topic 718, “Compensation — Stock Compensation”. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to substantial change in the future.

The following tables summarize activity of stock options and restricted stock units ("RSUs"):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2023	9,595,257	$37.26	7.21	$10.30
Granted	67,389	$16.87
Exercised	(16,300)	$3.66
Canceled/Forfeited	(126,855)	$36.14
Outstanding as of March 31, 2024	9,519,491	$37.19	6.93	$10.57
Options exercisable as of March 31, 2024	5,010,541	$30.30	5.94	$9.57
Options unvested as of March 31, 2024	4,508,950	$44.84	8.04	$1.00
Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,568,735	$18.76
Granted	813,283	$16.70
Vested	(298,085)	$20.01
Canceled/Forfeited	(144,318)	$16.66
Outstanding as of March 31, 2024	3,939,615	$18.27
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), are included and classified in the condensed consolidated statements of operations and comprehensive income as follows ($ in millions):

	Three Months Ended March 31,
	2024	2023
Loss and loss adjustment expense, net	$0.5	$0.7
Other insurance expense	0.6	0.5
Sales and marketing (1)	2.0	1.2
Technology development	6.4	6.7
General and administrative	5.4	6.3
Total stock-based compensation expense	$14.9	$15.4
(1) Includes compensation expense related to warrant shares of $0.9 million for the three months ended March 31, 2024, and none for the three months ended March 31, 2023.

Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive income as follows ($ in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	$7.7	$11.0
RSUs	6.3	4.4
Warrant shares	0.9	—
Total stock-based compensation expense	$14.9	$15.4
The total unrecognized expense granted to employees and non-employees outstanding at March 31, 2024 was $47.0 million for the stock options and $67.3 million for the RSUs, with a remaining weighted-average vesting period of 1.1 years for the stock options and 1.5 years for the RSUs.
Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. The Company recognized $0.9 million in compensation expense for the three months ended March 31, 2024, and no compensation expense was recorded for the three months ended March 31, 2023, related to these equity-classified warrants. Compensation expense is presented under “Sales and marketing expense” in the consolidated statements of operations and comprehensive income. Total unrecognized compensation expense related to these warrants amounted to $64.9 million as of March 31, 2024, and will be recognized over the vesting period, for each of the installments, in increasing amounts over five years. There are no vested warrant shares as of March 31, 2024. At the end of the first contract year in April 2024, there were 181,191 vested warrant shares.

12.    Income Taxes
The consolidated effective tax rate was (4.7)% and (1.8)% for the three months ended March 31, 2024 and 2023, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in uncertain tax positions relating to transfer pricing methodology.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $14.3 million and $9.0 million as of March 31, 2024 and 2023, respectively. The increase was primarily driven by the transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $0.6 million and $0.1 million as of March 31, 2024 and 2023, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could increase within the next 12 months.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(47.3)	$(65.8)
Denominator:
Weighted average common shares outstanding — basic and diluted	70,284,486	69,334,103
Net loss per share attributable to common stockholders — basic and diluted	$(0.67)	$(0.95)

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

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	9,519,491	9,509,008
Unvested restricted stock	3,939,615	1,999,940
Warrants for common stock (1)	412,969	412,969
Total	13,872,075	11,921,917
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

14.    Related Party Transactions
The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10), of which 400,000 shares are owned by Lemonade Foundation as of March 31, 2024 and December 31, 2023. There were no outstanding amounts due to or from the Lemonade Foundation as of March 31, 2024 and December 31, 2023.

15.    Commitments and Contingencies
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
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million as of March 31, 2024 and $2.7 million as of December 31, 2023 with respect to certain office leases.

16.    Geographical Breakdown of Gross Written Premium
The Company has a single reportable segment and offers insurance coverage under the homeowners multi-peril, inland marine, general liability and private passenger auto lines of business. Gross written premium includes direct and assumed premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas. Gross written premium by jurisdiction are as follows ($ in millions):

	Three Months Ended March 31,
	2024		2023
Jurisdiction	Amount	% of GWP	Amount	% of GWP
California	$55.3	26.9%	$45.5	27.7%
Texas	30.0	14.6%	26.1	15.9%
New York	21.0	10.2%	18.4	11.2%
Illinois	9.7	4.7%	7.1	4.3%
New Jersey	9.7	4.7%	8.6	5.2%
Washington	8.0	3.9%	6.1	3.7%
Colorado	5.9	2.9%	4.3	2.6%
Georgia	5.6	2.7%	4.9	3.0%
Pennsylvania	5.1	2.5%	4.1	2.5%
Arizona	5.0	2.4%	4.1	2.5%
All other	50.3	24.5%	34.8	21.4%
	$205.6	100.0%	$164.0	100.0%

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
Customer Investment Agreement

On June 28, 2023, we entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for our sales and marketing growth efforts. The Agreement has a commitment period of 18 months which expires on December 31, 2024 ("Original Commitment End Date"). Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of our growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we will repay each Investment Amount including a 16% rate of return, based upon an agreed schedule. Once fully repaid, we will retain all future reference income related to each respective Investment Amount.

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement (“Amended Agreement”) where GC will provide up to an additional $140 million of financing for our sales and marketing growth efforts beginning from the Original Commitment End Date through December 31, 2025. All other material terms and conditions from the Agreement remain unchanged. The Amended Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of March 31, 2024, we had $28.3 million of outstanding borrowings under the Agreement. We incurred interest expense of $0.6 million for the three months ended March 31, 2024, and such interest is included in “General and administrative expense” in the unaudited condensed consolidated statements of operations and comprehensive income.

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
See "Risk Factors — Risks Relating to Our Business — We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.." in our Annual Report on Form 10-K.

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
We maintained proportional reinsurance contracts which provided 55% protection on covered risks effective July 1, 2022. In addition, we purchased a reinsurance program to protect us against natural catastrophe risk in the U.S. that exceeds $80,000,000 in losses effective July 1, 2022, and expired on June 30, 2023. Other non-proportional reinsurance contracts were renewed with terms similar to the expiring contracts. The proportional reinsurance and other non-proportional reinsurance contracts expired on June 30, 2023.

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

We also purchased an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda to cover catastrophe risk over the initial $50 million limit for each loss occurrence, and further subject to a limit of $80 million for each loss occurrence and in aggregate, primarily on property and car business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and will expire on June 30, 2024. We are also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party. Through our captives, we are exposed to the risk of natural catastrophe events and other covered risks under the reinsurance agreements from assumed risks from policies underwritten by both LIC and MIC.

Components of our Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received, or to be received, for insurance policies written by us during a specific period of time without reduction for premiums ceded to reinsurance. Gross written premium includes direct and assumed premium. In December 2022, we began assuming premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas. Following the Metromile Acquisition in July 2022, we also include gross written premium from the sale of pay-per-mile car insurance policies within the United States. The volume of our gross written premium in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
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
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premium is earned pro rata over the term of the policy, which is generally one year. Net earned premium from the pay-per-mile car insurance policies is earned over the term of the policy which is written for six-month terms.
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

Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short term and other investments, net of investment fees paid to the Company's investment manager. Our cash and invested assets are primarily fixed maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims. Over time, we expect that net investment income will represent a more meaningful component of our results of operations.
Commission and Other Income
Commission income consists of commissions earned for policies placed with third-party insurance companies where we have no exposure to the insured risk. Such commission is recognized on the effective date of the associated policy which is when the performance obligation is completed. Other income primarily consists of fees collected from policyholders relating to installment premiums. These fees are recognized at the time each policy installment is billed. Other income also includes net realized gains or losses from the sale of investments and sublease income.
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
Sales and Marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation and benefits, including employee and non-employee stock- based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred.
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
General and Administrative
General and administrative includes employee compensation, including stock-based compensation and benefits for executive, finance, accounting, legal, business operations, and other administrative personnel. In addition, general and administrative includes outside professional services, non-income based taxes, insurance, charitable donations, bad debt expense and allocated occupancy costs and related overhead based on headcount. Depreciation and amortization expense, interest expense on borrowings under the financing agreement, and non-recurring items, if any, are also recorded as a component of general and administrative.
We expect to continue to incur incremental general and administrative costs to support our global operational growth and enhancements to support our reporting and planning functions.
We have incurred and expect to continue to incur significant additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the New York Stock Exchange and New York Stock Exchange American, additional corporate, director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees.
Income Tax Expense
Our provision for income taxes consists primarily of foreign income taxes related to income generated by our subsidiaries organized under the laws of the Netherlands and Israel. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses and capital losses. We expect to maintain this valuation allowance until it becomes more likely than not, that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). See “—Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. GAAP.
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2024	2023
	($ in millions, except Premium per customer)
Customers (end of period)	2,095,275	1,856,012
In force premium (end of period)	$794.2	$653.3
Premium per customer (end of period)	$379	$352
Annual dollar retention (end of period)	88%	87%
Total revenue	$119.1	$95.2
Gross earned premium	$187.9	$154.2
Gross profit	$34.7	$16.5
Adjusted gross profit	$36.7	$20.6
Net loss	$(47.3)	$(65.8)
Adjusted EBITDA	$(33.9)	$(50.8)
Gross profit margin	29%	17%
Adjusted gross profit margin	31%	22%
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	13%
Gross loss ratio	79%	87%
Net loss ratio	78%	93%

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

The annualized value of premiums is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of contracts is not determined by reference to historical revenues, deferred revenues or any other U.S. GAAP financial measure over any period. IFP is not a forecast of future revenues nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of IFP is useful to analysts and investors because it captures the impact of growth in customers and premium per customer at the end of each reported period, without adjusting for known or projected policy updates, cancellations, rescissions, and non-renewals. We use IFP because we believe it gives our management useful insight into the total reach of our platform by showing all in force policies underwritten and placed by us. Other companies, including companies in our industry, may calculate IFP differently or not at all, which reduces the usefulness of IFP as a tool for comparison.
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
Annual Dollar Retention
We define Annual Dollar Retention ("ADR"), as the percentage of IFP retained over a twelve month period, inclusive of changes in policy value, changes in number of policies, changes in policy type, and churn. To calculate ADR we first aggregate the IFP from all active customers at the beginning of the period and then aggregate the IFP from those same customers at the end of the period. ADR is then equal to the ratio of ending IFP to beginning IFP. Beginning in the third quarter of 2023, ADR included Metromile. We believe that our calculation of ADR is useful to analysts and investors because it captures our ability to retain customers and sell additional products and coverage to them over time. We view ADR as an important metric to measure our ability to provide a delightful end-to-end customer experience, satisfy our customers’ evolving insurance needs and maintain our customers’ trust in our products. Our customers become more valuable to us every year they continue to subscribe to our products. Other companies, including companies in our industry, may calculate ADR differently or not at all, which reduces the usefulness of ADR as a tool for comparison.
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
Unlike net earned premium, gross earned premium excludes the impact of premiums ceded to reinsurers, and therefore should not be used as a substitute for net earned premium, total revenue, or any other measure presented in accordance with U.S. GAAP.
Gross Profit
Gross profit is calculated in accordance with U.S. GAAP as total revenue less loss and loss adjustment expense, net, other insurance expense, and depreciation and amortization (allocated to cost of revenue).

Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:
•Gross profit, excluding net investment income, interest income and other income, interest expense, and net realized gains and losses on sale of investments, plus
•Employee-related expense, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue).
See “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest income, interest expense, net investment income, net realized gains and losses on sale of investments, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we consider to be unique in nature. See “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with U.S. GAAP.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change	% Change
	($ in millions)
Revenue
Net earned premium	$84.4	$68.2	$16.2	24%
Ceding commission income	21.0	17.2	3.8	22%
Net investment income	7.6	5.0	2.6	52%
Commission and other income	6.1	4.8	1.3	27%
Total revenue	119.1	95.2	23.9	25%
Expense
Loss and loss adjustment expense, net	65.9	63.6	2.3	4%
Other insurance expense	17.3	13.6	3.7	27%
Sales and marketing	30.4	28.2	2.2	8%
Technology development	20.9	21.8	(0.9)	(4%)
General and administrative	29.8	32.7	(2.9)	(9%)
Total expense	164.3	159.9	4.4	3%
Loss before income taxes	(45.2)	(64.7)	19.5	(30%)
Income tax expense	2.1	1.1	1.0	91%
Net loss	$(47.3)	$(65.8)	$18.5	(28%)

Net Earned Premium

Net earned premium increased $16.2 million, or 24%, to $84.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the earning of increased gross written premium and the impact of change in our reinsurance program to ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended March 31,
	2024	2023	Change	% Change
	($ in millions)
Gross written premium	$205.6	$164.0	$41.6	25%
Ceded written premium	(111.7)	(81.3)	(30.4)	37%
Net written premium	$93.9	$82.7	$11.2	14%
Gross written premium increased $41.6 million, or 25%, to $205.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a 13% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw an 8% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.

Ceded written premium increased $30.4 million, or 37%, to $111.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to growth in business across all products and the impact of our reinsurance agreements. Under our current Reinsurance Program which became effective July 1, 2023, our overall share under the proportional reinsurance is approximately 55% of premium, and the contracts are subject to loss ratio caps and variable commission levels. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $11.2 million, or 14%, to $93.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the $41.6 million, or 25%, increase in gross written premium offset by the increase in ceded written premium of $30.4 million, or 37%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium slightly decreased to approximately 55% for the three months ended March 31, 2024, as compared to approximately 56% for the three months ended March 31, 2023 primarily due to the change in reinsurance terms under the proportional reinsurance contracts as discussed above.

	Three Months Ended March 31,
	2024	2023	Change	% Change
	($ in millions)
Gross earned premium	$187.9	$154.2	$33.7	22%
Ceded earned premium	(103.5)	(86.0)	(17.5)	20%
Net earned premium	$84.4	$68.2	$16.2	24%

Ceding Commission Income
Ceding commission income increased $3.8 million, or 22%, to $21.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $2.6 million, or 52% to $7.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses of $0.1 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $1.3 million, or 27%, to $6.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to growth in premiums placed with third-party insurance companies during the period and sublease income from our New York and San Francisco office space.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $2.3 million, or 4%, to $65.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily in line with growth in premium, increase in net retained losses due to the change in reinsurance terms under the proportional reinsurance contract, and increased claims costs due to impact of inflation.

Other Insurance Expense
Other insurance expense increased $3.7 million, or 27%, to $17.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 consistent with growth in earned premium. Employee-related expense, including stock-based compensation, increased by $1.6 million, or 42%, as compared to the three months ended March 31, 2023. Credit card processing fees increased $0.9 million, or 31%, as compared to the three months ended March 31, 2023 as a result of the increase in customers and associated premium. Professional fees and other services increased $0.6 million, or 13%, as compared to the three months ended March 31, 2023 primarily in support of growth and expansion initiatives. Amortization of deferred acquisition costs, net of ceding commissions increased $0.5 million, or 21% as compared to the three months ended March 31, 2023.
Sales and Marketing
Sales and marketing expense increased $2.2 million, or 8%, to $30.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising and other customer acquisition channels increased $2.4 million, or 14%, as compared to the three months ended March 31, 2023. Employee-related expense, including stock-based compensation, decreased by $0.9 million, or 10% as compared to the three months ended March 31, 2023.
Technology Development
Technology development expense decreased $0.9 million, or 4%, to $20.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, decreased $0.9 million, or 5%, as compared to the three months ended March 31, 2023.
General and Administrative
General and administrative expense decreased $2.9 million, or 9%, to $29.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Employee-related expense, including stock-based compensation, decreased $1.3 million, or 9%, as compared to three months ended March 31, 2023. Legal, accounting and other professional fees decreased $1.2 million, or 38%, compared to three months ended March 31, 2023. Corporate insurance expense decreased $1.0 million, or 56% as compared to three months ended March 31, 2023. Bad debt expense increased by $0.9 million or 39%, as compared to three months ended March 31, 2023.
Income Tax Expense
Income tax expense increased $1.0 million, or 91%, to $2.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to change in uncertain tax position related to transfer pricing methodology.
Net Loss
Net loss decreased $18.5 million, or 28%, to $47.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the factors described above.

Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with U.S. GAAP and should be considered in addition to results prepared in accordance with U.S. GAAP and should not be considered as a substitute for, or superior to, U.S. GAAP results. In addition, adjusted gross profit and adjusted gross profit margin, ratio of adjusted gross profit to gross earned premium, and adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Our management uses these non-GAAP financial measures, in conjunction with U.S. GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income, interest income and other income, and net realized gains and losses on sale of investments, plus fixed costs and overhead associated with our underwriting operations including employee-related expense, professional fees and other, and depreciation and amortization allocated to cost of revenue, and other adjustments that we would consider to be unique in nature. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.

The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Total revenue	$119.1	$95.2
Adjustments:
Loss and loss adjustment expense, net	$(65.9)	$(63.6)
Other insurance expense	(17.3)	(13.6)
Depreciation and amortization	(1.2)	(1.5)
Gross profit	$34.7	$16.5
Gross profit margin (% of total revenue)	29%	17%
Adjustments:
Net investment income	$(7.6)	$(5.0)
Interest income and other income	(2.2)	(0.7)
Employee-related expense	5.4	3.8
Professional fees and other	5.2	4.5
Depreciation and amortization	1.2	1.5
Adjusted gross profit	$36.7	$20.6
Adjusted gross profit margin (% of total revenue)	31%	22%
Ratio of Adjusted Gross Profit to Gross Earned Premium
We define the Ratio of Adjusted Gross Profit to Gross Earned Premium as the ratio of adjusted gross profit to gross earned premium. The Ratio of Adjusted Gross Profit to Gross Earned Premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross profit ratio as calculated in accordance with U.S. GAAP, because it provides management with insight into our underlying profitability trends over time.

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Numerator: Adjusted gross profit	$36.7	$20.6
Denominator: Gross earned premium	$187.9	$154.2
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	13%

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, net realized gains and losses on sale of investments, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with U.S. GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Net loss	$(47.3)	$(65.8)
Adjustments:
Income tax expense	2.1	1.1
Depreciation and amortization	5.0	5.2
Stock-based compensation (1)	14.9	15.4
Interest expense	0.6	—
Interest income and others	(1.5)	(0.7)
Net investment income	(7.6)	(5.0)
Change in fair value of warrants liability	—	(0.3)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.1)	(0.7)
Adjusted EBITDA	$(33.9)	$(50.8)
(1) Includes compensation expense related to warrant shares of $0.9 million for the three months ended March 31, 2024, and none for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $278.7 million in cash and cash equivalents, and $641.9 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing will be provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025. As of March 31, 2024, we had $28.3 million of outstanding borrowings under the Agreement with GC. We believe our existing cash and cash equivalents as of March 31, 2024 will be sufficient to meet our working capital, liquidity and capital expenditure needs for at least the next 12 months. This belief is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of March 31, 2024, cash and investments held by these companies was $425.7 million of which $185.8 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2024, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Net cash used in operating activities	$(29.8)	$(46.4)
Net cash provided by investing activities	$30.9	$15.3
Net cash provided by financing activities	$13.5	$0.1

Operating Activities
Cash used in operating activities was $29.8 million for the three months ended March 31, 2024, a decrease of $16.6 million from $46.4 million for the three months ended March 31, 2023. This reflected the $18.5 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company, offset by collection of premiums and recoveries from reinsurance partners.
Cash used in operating activities was $46.4 million for the three months ended March 31, 2023, an increase of $6.9 million from $39.5 million for the three months ended March 31, 2022. This reflected the $9.0 million decrease in our net loss, offset by net cash provided by changes in our operating assets and liabilities. The increase in cash used in operating activities for three months ended March 31, 2023 compared to three months ended March 31, 2022 was primarily due to claims payments, settlements with our reinsurance partners and increased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash provided by investing activities was $30.9 million for the three months ended March 31, 2024, primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash used in investing activities was $15.3 million for the three months ended March 31, 2023, primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, short term investments. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $13.5 million for the three months ended March 31, 2024, primarily due to borrowings under the financing agreement offset by principal and interest payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $0.1 million for the three months ended March 31, 2023, primarily due to proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of March 31, 2024 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $927.1 million in cash and cash equivalents, and investments available at March 31, 2024. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, intangible assets, goodwill impairment analysis, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2024, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2024, none of our fixed maturity portfolio was unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with all but one having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information
Item 1A. Risk Factors.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)     None.

(b)     None.

(c) On March 13, 2024, Maya Prosor, our Chief Business Officer, as owner of Cohen Holdings 2021 LLC adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,000 shares of the Company’s common stock until March 1, 2025. Except for the foregoing, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
10.1	Amended and Restated Customer Investment Agreement dated January 8, 2024, between Lemonade, Inc. and GC Customer Value Arranger LLC, as Arranger on behalf of the Investors.	10-K	001-39484	10.26	2/28/2024
10.2	Severance Agreement by and between Maya Prosor and Lemonade, Inc. dated February 12, 2024.	10-K	001-39484	10.32	2/28/2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	May 1, 2024	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	May 1, 2024	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer