Form 10-Q
period 2024-06-30
Lemonade, Inc.
filed 2024-07-31
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2024, the registrant had 71,027,947 shares of common stock, $0.00001 par value per share, outstanding.

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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $540.5 million and $632.0 million as of June 30, 2024 and December 31, 2023, respectively)	$537.2	$627.4
Short-term investments (cost: $44.0 million and $45.8 million as of June 30, 2024 and December 31, 2023, respectively)	44.0	45.8
Total investments	581.2	673.2
Cash, cash equivalents and restricted cash	349.7	271.5
Premium receivable, net of allowance for credit losses of $2.5 million and $2.5 million as of June 30, 2024 and December 31, 2023, respectively	259.7	222.0
Reinsurance recoverable	203.0	138.4
Prepaid reinsurance premium	218.2	196.3
Deferred acquisition costs	11.2	8.8
Property and equipment, net	16.3	17.4
Intangible assets	18.2	22.9
Goodwill	19.0	19.0
Other assets	37.4	63.8
Total assets	$1,713.9	$1,633.3

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$282.2	$262.3
Unearned premium	397.6	353.7
Trade payables	0.6	0.6
Funds held for reinsurance treaties	157.3	128.8
Deferred ceding commission	46.3	41.4
Ceded premium payable	29.6	23.2
Borrowings under financing agreement	43.9	14.9
Other liabilities and accrued expenses	121.2	99.5
Total liabilities	1,078.7	924.4
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 71,002,862 and 70,163,703 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,844.9	1,814.5
Accumulated deficit	(1,201.1)	(1,096.6)
Accumulated other comprehensive loss	(8.6)	(9.0)
Total stockholders' equity	635.2	708.9
Total liabilities and stockholders' equity	$1,713.9	$1,633.3
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Net earned premium	$89.3	$76.5	$173.7	$144.7
Ceding commission income	16.5	17.5	37.5	34.7
Net investment income	8.1	5.6	15.7	10.6
Commission and other income	8.1	5.0	14.2	9.8
Total revenue	122.0	104.6	241.1	199.8

Expense
Loss and loss adjustment expense, net	70.5	75.9	136.4	139.5
Other insurance expense	18.8	15.0	36.1	28.6
Sales and marketing	36.8	24.8	67.2	53.0
Technology development	21.2	24.1	42.1	45.9
General and administrative	29.8	30.7	59.6	63.4
Total expense	177.1	170.5	341.4	330.4
Loss before income taxes	(55.1)	(65.9)	(100.3)	(130.6)
Income tax expense	2.1	1.3	4.2	2.4
Net loss	$(57.2)	$(67.2)	$(104.5)	$(133.0)

Other comprehensive loss, net of tax
Unrealized gain on investments in fixed maturities	1.3	1.2	2.0	7.2
Foreign currency translation adjustment	(0.7)	0.1	(1.6)	(0.6)
Comprehensive loss	$(56.6)	$(65.9)	$(104.1)	$(126.4)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.81)	$(0.97)	$(1.48)	$(1.92)

Weighted average common shares outstanding—basic and diluted	70,721,227	69,534,731	70,502,856	69,434,971

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	70,163,703	$—	$1,814.5	$(1,096.6)	$(9.0)	$708.9
Exercise of stock options and distribution of restricted stock units	314,385	—	0.1	—	—	0.1
Stock-based compensation	—	—	14.9	—	—	14.9
Net loss	—	—	—	(47.3)	—	(47.3)
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2024	70,478,088	$—	$1,829.5	$(1,143.9)	$(9.2)	$676.4
Exercise of stock options and distribution of restricted stock units	343,693	—	—	—	—	—
Exercise of warrant shares	181,081	—	—	—	—	—
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(57.2)	—	(57.2)
Other comprehensive income	—	—	—	—	0.6	0.6
Balance as of June 30, 2024	71,002,862	$—	$1,844.9	$(1,201.1)	$(8.6)	$635.2

Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	174,318	—	0.1	—	—	0.1
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(65.8)	—	(65.8)
Other comprehensive income	—	—	—	—	5.3	5.3
Balance as of March 31, 2023	69,449,348	$—	$1,769.6	$(925.5)	$(22.3)	$821.8
Exercise of stock options and distribution of restricted stock units	218,828	—	0.3	—	—	0.3
Stock-based compensation	—	—	14.8	—	—	14.8
Net loss	—	—	—	(67.2)	—	(67.2)
Other comprehensive income	—	—	—	—	1.3	1.3
Balance as of June 30, 2023	69,668,176	$—	$1,784.7	$(992.7)	$(21.0)	$771.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(104.5)	$(133.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10.2	10.2
Stock-based compensation	30.3	30.2
Amortization of premium on bonds	(2.8)	—
Provision for bad debt	5.3	3.9
Asset impairment charge	0.3	—
Changes in operating assets and liabilities:
Premium receivable	(43.0)	(22.1)
Reinsurance recoverable	(64.6)	(7.6)
Prepaid reinsurance premium	(21.9)	(2.1)
Deferred acquisition costs	(2.4)	0.3
Other assets	26.4	5.2
Unpaid loss and loss adjustment expense	19.9	(0.6)
Unearned premium	43.9	27.9
Trade payables	—	(0.4)
Funds held for reinsurance treaties	28.5	(6.7)
Deferred ceding commissions	4.9	1.9
Ceded premium payable	6.4	0.8
Other liabilities and accrued expenses	21.6	(4.6)
Net cash used in operating activities	(41.5)	(96.7)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	44.0	63.2
Proceeds from bonds sold or matured	219.6	216.0
Cost of short-term investments acquired	(41.7)	(52.2)
Cost of bonds acquired	(125.7)	(218.0)
Purchases of property and equipment	(4.0)	(4.6)
Net cash provided by investing activities	92.2	4.4
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	39.7	—
Payments on borrowings under financing agreement	(10.7)	—
Proceeds from stock exercises	0.1	0.3
Net cash provided by financing activities	29.1	0.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.6)	(0.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	78.2	(92.7)
Cash, cash equivalents and restricted cash at beginning of period	271.5	286.5
Cash, cash equivalents and restricted cash at end of period	$349.7	$193.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.2	$0.3
Cash paid for interest expense on borrowings under financing agreement	$1.3	$—
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
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses and valuation allowance on deferred tax assets.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$343.2	$264.5
Restricted cash	6.5	7.0
Total cash, cash equivalents and restricted cash	$349.7	$271.5
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

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of June 30, 2024 and December 31, 2023 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2024
Corporate debt securities	$438.8	$0.3	$(3.2)	$435.9
U.S. Government obligations	88.9	—	(0.4)	88.5
Asset-backed securities	12.8	—	—	12.8
Total	$540.5	$0.3	$(3.6)	$537.2

December 31, 2023
Corporate debt securities	$453.6	$1.3	$(5.0)	$449.9
U.S. Government obligations	176.8	0.4	(1.3)	175.9
Asset-backed securities	1.6	—	—	1.6
Total	$632.0	$1.7	$(6.3)	$627.4

Gross unrealized losses for fixed maturities was $3.6 million as of June 30, 2024 and $6.3 million as of December 31, 2023. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of June 30, 2024 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Cost or Amortized Cost	Fair Value
Due in one year or less	$175.5	$173.9
Due after one year through five years	365.0	363.3
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$540.5	$537.2

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents	$2.2	$1.0	$3.7	$2.2
Fixed maturities	5.6	4.0	11.4	6.9
Short-term investments	0.4	0.7	0.8	1.7
Total	8.2	5.7	15.9	10.8
Investment expense	0.1	0.1	0.2	0.2
Net investment income	$8.1	$5.6	$15.7	$10.6

Investment gains and losses
The Company had a pre-tax net realized capital gain of less than $0.1 million for the three and six months ended June 30, 2024 and a pre-tax net realized capital loss of less than $0.1 million for the three and six months ended June 30, 2023, which were included in "Commission and other income" in the consolidated statements of operations and comprehensive income.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Corporate debt securities	$163.0	$(0.9)	$145.9	$(2.3)	$308.9	$(3.2)
U.S. Government obligations	40.8	(0.2)	22.0	(0.2)	62.8	(0.4)
Asset-backed securities	9.9	—	—	—	9.9	—
Total	$213.7	$(1.1)	$167.9	$(2.5)	$381.6	$(3.6)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Corporate debt securities	$89.0	$(1.2)	$178.3	$(4.0)	$267.3	$(5.2)
U.S. Government obligations	79.6	(0.2)	57.7	(0.9)	137.3	(1.1)
Asset-backed securities	—	—	0.2	—	0.2	—
Total	$168.6	$(1.4)	$236.2	$(4.9)	$404.8	$(6.3)

As of June 30, 2024, 241 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $2.5 million and $4.9 million as of June 30, 2024 and December 31, 2023, respectively. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and six months ended June 30, 2024. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $84.5 million as of June 30, 2024.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of June 30, 2024 and December 31, 2023 ($ in millions):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$435.9	$—	$435.9
U.S. Government obligations	—	88.5	—	88.5
Asset-backed securities	—	12.8	—	12.8
Fixed maturities	$—	$537.2	$—	$537.2
Short term investments	—	44.0	—	44.0
Total	$—	$581.2	$—	$581.2

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$449.9	$—	$449.9
U.S. Government obligations	—	175.9	—	175.9
Asset-backed securities	—	1.6	—	1.6
Fixed maturities	$—	$627.4	$—	$627.4
Short term investments	—	45.8	—	45.8
Total	$—	$673.2	$—	$673.2

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of June 30, 2024 and December 31, 2023.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2024 and for the year ended December 31, 2023.
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
The public warrants liability is classified as Level 1 for fair value hierarchy disclosure purposes as of June 30, 2024, due to the use of an observable market quote in an active market, following the listing of the public warrants in the New York Stock Exchange American in March 2023. The private warrants liability is classified as Level 2 as the Company utilizes the observable prices of the public warrants in deriving the value of the private placement warrants. The change in fair value of the Public and Private warrant liability amounted to less than $0.1 million as of June 30, 2024 and December 31, 2023.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the six months ended June 30, 2024 and 2023 ($ in millions):

	June 30,
	2024	2023
Unpaid loss and LAE at beginning of period	$262.3	$256.2
Less: Reinsurance recoverable at beginning of period (1)	120.2	124.6
Net unpaid loss and LAE at beginning of period	142.1	131.6
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	145.0	140.8
Prior years	(8.6)	(1.3)
Total incurred	136.4	139.5
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	82.1	75.0
Prior years	51.9	59.7
Total paid	134.0	134.7
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	144.5	136.4
Reinsurance recoverable at end of period (1)	137.7	119.2
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$282.2	$255.6

(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $8.6 million for the six months ended June 30, 2024, and favorable development on net loss and LAE reserves of $1.3 million for the six months ended June 30, 2023. The favorable loss development of $8.6 million is primarily due to better than expected loss reserve emergence on property and pet lines of business. No additional premiums or returned premiums have been accrued as a result of prior year effects.
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
The Company maintains proportional reinsurance contracts which provides 55% protection on covered risks. The Company agreed to the terms of a reinsurance program effective July 1, 2023 through June 30, 2024 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers, and is settled on a funds-withheld basis. The Reinsurance Program was renewed effective July 1, 2024 and will expire on June 30, 2025, with similar terms to the contracts that expired on June 30, 2024, except for the limit per occurrence for non-hurricane catastrophe losses which increased to $10,000,000.

LIC and LINV entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC entered into an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was renewed at similar terms effective July 1, 2024 and will expire on June 30, 2025. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024, and was not renewed.

MIC entered into a Quota Share reinsurance agreement effective January 1, 2022 and expired on June 30, 2023 Under the terms of the agreement, the Company ceded 30% of premiums and losses to reinsurers.

The Company also entered into a reinsurance program to protect against catastrophe risk in the U.S. that exceed $80,000,000 in losses effective July 1, 2022 and expired on June 30, 2023.

The Company entered into an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda in which the Company has variable interest, primarily to cover catastrophe risk over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate, primarily on property and auto business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and expired on June 30, 2024. The Company renewed the XOL reinsurance contract, effective July 1, 2024 through June 30, 2025 at similar terms and was expanded to include risks written by MIC.

The Company is also exposed to some risks from MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in an offshore captive subsidiary, Lemonade Re SPC. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party.

Through the offshore captives, the Company is exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from policies underwritten by LIC and MIC.

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

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement under which GC will provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. This was further amended and restated in April 2024 and June 2024 to clarify certain provisions with no changes to material terms and conditions (collectively, the "Amended and Restated Agreement"). The Amended and Restated Agreement as of June 2024 contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of June 30, 2024, the Company had $43.9 million of outstanding borrowings under financing agreement. The Company incurred interest expense of $1.0 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and such interest is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of June 30, 2024 and December 31, 2023 consist of the following ($ in millions):

	June 30,	December 31,
	2024	2023
Ceding commission payable	$25.4	$13.9
Lease liabilities	23.4	28.2
Uncertain tax position	16.4	13.3
Accrued advertising costs	11.1	6.2
Employee compensation	7.5	8.4
Premium taxes payable	5.0	5.9
Advance premium	4.5	3.4
Accrued professional fees	4.4	5.0
Reinsurance payable	4.3	0.8
Income taxes payable	2.0	1.2
Other payables	17.2	13.2
Total	$121.2	$99.5

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 71,002,862 and 70,163,703 total issued and outstanding shares as of June 30, 2024 and December 31, 2023, respectively.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to a related party, the Lemonade Foundation (see Note 14), of which 400,000 shares were owned as of both June 30, 2024 and December 31, 2023.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. As of both June 30, 2024 and December 31, 2023, there were no shares of undesignated preferred stock issued or outstanding.

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

11.    Stock-based Compensation
Share option plans
2020 Incentive Compensation Plan
On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Incentive Compensation Plan (the “2020 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering ("IPO") in 2020. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards.
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2024, the 2020 Plan share pool was increased by 3,508,185 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2023. As of June 30, 2024, there were 5,734,296 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2024, there was no increase in the 2020 ESPP share pool. As of June 30, 2024, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of June 30, 2024, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

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
Options granted to employees and non-employees
The fair value of each option granted for the six months ended June 30, 2024 and 2023 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Six Months Ended June 30,
	2024	2023
Weighted average expected term (years)	5.7	6.0
Risk-free interest rate	4.3%	3.8%
Volatility	77%	72%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units ("RSUs"):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2023	9,595,257	$37.26	7.21	$10.30
Granted	782,107	$16.07
Exercised	(29,473)	$4.85
Canceled/Forfeited	(359,326)	$39.74
Outstanding as of June 30, 2024	9,988,565	$35.60	7.05	$10.99
Options exercisable as of June 30, 2024	5,156,136	$30.11	6.05	$9.60
Options unvested as of June 30, 2024	4,832,429	$41.47	8.11	$1.39

Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,568,735	$18.76
Granted	1,626,823	$16.30
Vested	(628,605)	$19.89
Canceled/Forfeited	(237,903)	$16.61
Outstanding as of June 30, 2024	4,329,050	$17.75
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), are included and classified in the condensed consolidated statements of operations and comprehensive income as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss and loss adjustment expense, net	$0.5	$0.7	$1.0	$1.4
Other insurance expense	0.6	0.5	1.2	1.0
Sales and marketing (1)	2.6	1.5	4.6	2.7
Technology development	6.4	6.3	12.8	13.0
General and administrative	5.3	5.8	10.7	12.1
Total stock-based compensation expense	$15.4	$14.8	$30.3	$30.2
(1) Includes compensation expense related to warrant shares of $1.6 million and $2.5 million for the three and six months ended June 30, 2024, respectively and $0.6 million for both the three and six months ended June 30, 2023.
Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive income as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$7.1	$9.3	$14.8	$20.3
RSUs	6.7	4.9	13.0	9.3
Warrant shares	1.6	0.6	2.5	0.6
Total stock-based compensation expense	$15.4	$14.8	$30.3	$30.2
The total unrecognized expense granted to employees and non-employees outstanding at June 30, 2024 was $47.3 million for the stock options and $72.2 million for the RSUs, with a remaining weighted-average vesting period of 1.0 years for the stock options and 1.4 years for the RSUs.

Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. The Company recognized $1.6 million and $2.5 million in compensation expense for the three and six months ended June 30, 2024, respectively and $0.6 million compensation expense was recorded for both three months ended June 30, 2023 and six months ended June 30, 2023, related to these equity-classified warrants. Compensation expense is presented under “Sales and marketing expense” in the consolidated statements of operations and comprehensive income. Total unrecognized compensation expense related to these warrants amounted to $63.3 million as of June 30, 2024, and will be recognized over the vesting period, for each of the installments, in increasing amounts over five years. There were 181,191 warrant shares which vested in April and were exercised as of June 30, 2024.

12.    Income Taxes
The consolidated effective tax rate was (4.2)% and (1.8)% for the six months ended June 30, 2024 and 2023, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in uncertain tax positions relating to transfer pricing methodology.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $15.7 million and $9.6 million as of June 30, 2024 and 2023, respectively. The increase was primarily driven by the transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $0.7 million and $0.1 million as of June 30, 2024 and 2023, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could increase within the next 12 months.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(57.2)	$(67.2)	$(104.5)	$(133.0)
Denominator:
Weighted average common shares outstanding — basic and diluted	70,721,227	69,534,731	70,502,856	69,434,971
Net loss per share attributable to common stockholders — basic and diluted	$(0.81)	$(0.97)	$(1.48)	$(1.92)
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

	Six Months Ended June 30,
	2024	2023
Options to purchase common stock	9,988,565	9,264,477
Unvested restricted stock	4,329,050	3,293,112
Warrants for common stock (1)	412,969	412,969
Total	14,730,584	12,970,558
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

14.    Related Party Transactions
The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (see Note 10), of which 400,000 shares are owned by Lemonade Foundation as of June 30, 2024 and December 31, 2023. There were no outstanding amounts due to or from the Lemonade Foundation as of June 30, 2024 and December 31, 2023.

15.    Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.
The Company has a potential liability claim exposure related to Metromile for which the Company has determined that a liability associated with this matter is probable and can be reasonably estimated, and therefore has recorded a liability for this matter in accordance with ASC Topic 450, Contingencies ("ASC 450"). The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million as of June 30, 2024 and $2.7 million as of December 31, 2023 with respect to certain office leases.
Sublease
In June 2024, the Company entered into a sublease agreement for a portion of its office space in New York which commenced in June 2024 and will end in November 2025. The Company recorded an impairment charge related to the sublease of $0.3 million which reduced Right-of-Use ("RoU") assets and the related furniture and equipment and leasehold improvements. The impairment charge is presented under “General and administrative expenses” in the consolidated statements of operations and comprehensive income. The Company estimated the fair value of the RoU asset based on the net present value of the sublease rental income through the lease expiration date of the head lease.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$55.3	24.4%	$46.0	25.3%	$110.6	25.6%	$91.5	26.5%
Texas	35.9	15.9%	31.4	17.3%	65.9	15.3%	57.5	16.6%
New York	22.8	10.1%	19.9	10.9%	43.8	10.1%	38.3	11.1%
Illinois	10.9	4.8%	9.0	4.9%	20.6	4.8%	16.1	4.7%
New Jersey	10.7	4.7%	9.2	5.1%	20.4	4.7%	17.8	5.1%
Washington	9.1	4.0%	6.1	3.4%	17.1	4.0%	12.2	3.5%
Colorado	8.2	3.6%	5.5	3.0%	14.1	3.3%	9.8	2.8%
Georgia	6.8	3.0%	5.5	3.0%	12.4	2.9%	10.4	3.0%
Pennsylvania	6.1	2.7%	4.7	2.6%	11.2	2.6%	8.7	2.5%
Arizona	5.7	2.5%	4.6	2.6%	10.7	2.5%	8.7	2.5%
All other	54.7	24.3%	40.0	21.9%	105.0	24.2%	74.9	21.7%
	$226.2	100.0%	$181.9	100.0%	$431.8	100.0%	$345.9	100.0%

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

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement where GC will provide up to an additional $140 million of financing for our sales and marketing growth efforts beginning from the Original Commitment End Date through December 31, 2025. This was further amended and restated in April 2024 and June 2024 to clarify certain provisions with no changes to material terms and conditions (collectively, the "Amended and Restated Agreement"). The Amended and Restated Agreement as of June 2024 contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of June 30, 2024, we had $43.9 million of outstanding borrowings under the Agreement. We incurred interest expense of $1.0 million and $1.5 million for the three and six months ended June 30, 2024, respectively and such interest is included in “General and administrative expense” in the unaudited condensed consolidated statements of operations and comprehensive income.

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
See "Risk Factors — Risks Relating to Our Business — We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region." in our Annual Report on Form 10-K.

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
We maintained proportional reinsurance contracts which provided 55% protection on covered risks. We agreed to the terms of our reinsurance program effective July 1, 2023 through June 30, 2024 which includes Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align our interests with those of its Reinsurers. We renewed the Reinsurance Program effective July 1, 2024 and will expire on June 30, 2025, with similar terms to the contracts that expired on June 30, 2024 except for the limit per occurrence for non-hurricane catastrophe losses which increased to $10,000,000.
LIC and LINV entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC entered into an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was renewed at similar terms effective July 1, 2024 through June 30, 2025. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024 and was not renewed.

MIC entered into a Quota Share reinsurance agreement effective January 1, 2022 and expired on June 30, 2023. Under the terms of the agreement, the Company ceded 30% of premiums and losses to reinsurers.

We also entered into a reinsurance program to protect against catastrophe risk in the U.S. that exceed $80,000,000 in losses effective July 1, 2022 and expired on June 30, 2023.

We also entered into an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda in which we have a variable interest, primarily to cover catastrophe risk over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate, primarily on property and car business underwritten by LIC. This XOL reinsurance contract became effective July 1, 2023 and expired on June 30, 2024. We have renewed the XOL reinsurance contract effective July 1, 2024 and will expire on June 30, 2025 at similar terms and is expanded to include risks written by MIC.

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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	2,167,194	1,906,408	2,167,194	1,906,408
In force premium (end of period)	$838.8	$686.6	$838.8	$686.6
Premium per customer (end of period)	$387	$360	$387	$360
Annual dollar retention (end of period)	88%	87%	88%	87%
Total revenue	$122.0	$104.6	$241.1	$199.8
Gross earned premium	$199.9	$163.9	$387.8	$318.1
Gross profit	$30.8	$12.1	$65.5	$28.6
Adjusted gross profit	$33.4	$16.6	$70.1	$37.2
Net loss	$(57.2)	$(67.2)	$(104.5)	$(133.0)
Adjusted EBITDA	$(43.0)	$(52.7)	$(76.9)	$(103.5)
Gross profit margin	25%	12%	27%	14%
Adjusted gross profit margin	27%	16%	29%	19%
Ratio of Adjusted Gross Profit to Gross Earned Premium	17%	10%	18%	12%
Gross loss ratio	79%	94%	79%	90%
Net loss ratio	79%	99%	79%	96%

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change	% Change
	($ in millions)
Revenue
Net earned premium	$89.3	$76.5	$12.8	17%
Ceding commission income	16.5	17.5	(1.0)	(6%)
Net investment income	8.1	5.6	2.5	45%
Commission and other income	8.1	5.0	3.1	62%
Total revenue	122.0	104.6	17.4	17%
Expense
Loss and loss adjustment expense, net	70.5	75.9	(5.4)	(7%)
Other insurance expense	18.8	15.0	3.8	25%
Sales and marketing	36.8	24.8	12.0	48%
Technology development	21.2	24.1	(2.9)	(12%)
General and administrative	29.8	30.7	(0.9)	(3%)
Total expense	177.1	170.5	6.6	4%
Loss before income taxes	(55.1)	(65.9)	10.8	(16%)
Income tax expense	2.1	1.3	0.8	62%
Net loss	$(57.2)	$(67.2)	$10.0	(15%)

Net Earned Premium

Net earned premium increased $12.8 million, or 17%, to $89.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the earning of increased gross written premium and the impact of our reinsurance program to ceded written premium under our Proportional Reinsurance Contracts as discussed above under "Reinsurance".

	Three Months Ended June 30,
	2024	2023	Change	% Change
	($ in millions)
Gross written premium	$226.2	$181.9	$44.3	24%
Ceded written premium	(124.3)	(94.1)	(30.2)	32%
Net written premium	$101.9	$87.8	$14.1	16%
Gross written premium increased $44.3 million, or 24%, to $226.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a 14% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw an 8% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.

Ceded written premium increased $30.2 million, or 32%, to $124.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to growth in business across all products and the impact of our reinsurance agreements. Under our proportional reinsurance program, our overall share is approximately 55% of premium and are subject to loss ratio caps and variable commission. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $14.1 million, or 16%, to $101.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium slightly increased to approximately 55% for the three months ended June 30, 2024, as compared to approximately 53% for the three months ended June 30, 2023 primarily due to the impact of reinsurance terms under the proportional reinsurance contracts as discussed above.

	Three Months Ended June 30,
	2024	2023	Change	% Change
	($ in millions)
Gross earned premium	$199.9	$163.9	$36.0	22%
Ceded earned premium	(110.6)	(87.4)	(23.2)	27%
Net earned premium	$89.3	$76.5	$12.8	17%

Ceding Commission Income
Ceding commission income decreased $1.0 million, or 6%, to $16.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, consistent with the increase in ceded earned premium offset by the change in terms of the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $2.5 million, or 45% to $8.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses of $0.1 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $3.1 million, or 62%, to $8.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to growth in premiums placed with third-party insurance companies during the period, installment fees and sublease income from our New York and San Francisco office space.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $5.4 million, or 7%, to $70.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to improvement in overall loss ratio driven by reduced impact of catastrophe events, lower frequency and severity in certain lines, and reduction in loss adjustment expenses. Net incurred losses during the second quarter of 2023 included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas.

Other Insurance Expense
Other insurance expense increased $3.8 million, or 25%, to $18.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 consistent with growth in earned premium. Professional fees and other services increased $1.5 million, or 33%, as compared to the three months ended June 30, 2023 primarily in support of growth and expansion initiatives. Credit card processing fees increased $1.2 million, or 38%, as compared to the three months ended June 30, 2023 as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceding commissions increased $0.7 million, or 28% as compared to the three months ended June 30, 2023.
Sales and Marketing
Sales and marketing expense increased $12.0 million, or 48%, to $36.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $12.2 million, or 90%, as compared to the three months ended June 30, 2023. Compensation expense related to the warrant shares increased $1.0 million, or 167%, as compared to the three months ended June 30, 2023. Employee-related expense, including stock-based compensation, decreased by $1.4 million, or 17% as compared to the three months ended June 30, 2023.
Technology Development
Technology development expense decreased $2.9 million, or 12%, to $21.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, decreased $1.7 million, or 9%, as compared to the three months ended June 30, 2023. Hosting and software costs decreased $0.8 million, or 22%, as compared to the three months ended June 30, 2023. Allocated occupancy costs also decreased $0.4 million, or 36%, as compared to the three months ended June 30, 2023.
General and Administrative
General and administrative expense decreased $0.9 million, or 3%, to $29.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Employee-related expense, including stock-based compensation, decreased $1.5 million, or 10%, as compared to three months ended June 30, 2023. Corporate insurance expense decreased $1.0 million, or 56% as compared to three months ended June 30, 2023. Legal, accounting and other professional fees increased $1.2 million, or 80%, compared to three months ended June 30, 2023. Bad debt expense increased by $0.5 million or 31%, as compared to three months ended June 30, 2023.
Income Tax Expense
Income tax expense increased $0.8 million, or 62%, to $2.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to change in uncertain tax position related to transfer pricing methodology.
Net Loss
Net loss decreased $10.0 million, or 15%, to $57.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the factors described above.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change	% Change
	($ in millions)
Revenue
Net earned premium	$173.7	$144.7	$29.0	20%
Ceding commission income	37.5	34.7	2.8	8%
Net investment income	15.7	10.6	5.1	48%
Commission and other income	14.2	9.8	4.4	45%
Total revenue	241.1	199.8	41.3	21%
Expense
Loss and loss adjustment expense, net	136.4	139.5	(3.1)	(2%)
Other insurance expense	36.1	28.6	7.5	26%
Sales and marketing	67.2	53.0	14.2	27%
Technology development	42.1	45.9	(3.8)	(8%)
General and administrative	59.6	63.4	(3.8)	(6%)
Total expense	341.4	330.4	11.0	3%
Loss before income taxes	(100.3)	(130.6)	30.3	(23%)
Income tax expense	4.2	2.4	1.8	75%
Net loss	$(104.5)	$(133.0)	$28.5	(21%)
Net Earned Premium
Net earned premium increased $29 million, or 20%, to $173.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the earning of increased gross written premium and the impact of our reinsurance program to our ceded written premium as discussed above under "Reinsurance."

	Six Months Ended June 30,
	2024	2023	Change	% Change
	($ in millions)
Gross written premium	$431.8	$345.9	$85.9	25%
Ceded written premium	(236.0)	(175.4)	(60.6)	35%
Net written premium	$195.8	$170.5	$25.3	15%
Gross written premium increased $85.9 million, or 25%, to $431.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a 14% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 8% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium increased $60.6 million, or 35%, to $236.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to growth in business across all products and the impact of our reinsurance agreements. Under our proportional reinsurance program, our overall share is approximately 55% of premium and are subject to loss ratio caps and variable commission. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $25.3 million, or 15%, to $195.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium remained at 55% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 consistent with the total participation under the proportional reinsurance program.

	Six Months Ended June 30,
	2024	2023	Change	% Change
	($ in millions)
Gross earned premium	$387.8	$318.1	$69.7	22%
Ceded earned premium	(214.1)	(173.4)	(40.7)	23%
Net earned premium	$173.7	$144.7	$29.0	20%

Ceding Commission Income
Ceding commission income increased $2.8 million, or 8%, to $37.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, consistent with the increase in ceded earned premium offset by the change in terms of the proportional reinsurance contracts with third-party reinsurers during the period.
Net Investment Income
Net investment income increased $5.1 million, or 48%, to $15.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns offset by investment expenses of $0.2 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government.
Commission and Other Income
Commission and other income increased $4.4 million, or 45%, to $14.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to growth on premium placed with third-party insurance companies during the period, installment fees and sublease income from our New York and San Francisco office space.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $3.1 million, or 2%, to $136.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to improvement in overall loss ratio driven by reduced impact of catastrophe events, lower frequency and severity in certain lines, and reduction in loss adjustment expenses. Net incurred losses during the second quarter of 2023 included $10.0 million from winter storm Elliott and $3.5 million from the hail storm that impacted customers in Texas.
Other Insurance Expense
Other insurance expense increased $7.5 million, or 26%, to $36.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Professional fees and other services increased $2.1 million, or 23%, as compared to the six months ended June 30, 2023, primarily in support of growth and expansion initiatives. Credit card fees also increased $2.1 million, or 34%, as compared to the six months ended June 30, 2023, as a result of the increase in customers and associated premium. Employee-related expense, including stock-based compensation, increased $2.0 million, or 24%, as compared to the six months ended June 30, 2024. Amortization of deferred acquisition costs, net of ceding commissions increased $1.2 million, or 24%, as compared to the six months ended June 30, 2023.

Sales and Marketing
Sales and marketing expense increased $14.2 million, or 27%, to $67.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Expense related to advertising, other customer acquisition channels and partner payments increased $14.6 million, or 47%, as compared to the six months ended June 30, 2023. Compensation expense related to the warrant shares increased $1.9 million, or 317%, as compared to the six months ended June 30, 2023. Employee-related expense, including stock-based compensation, decreased by $3.2 million, or 18% as compared to the six months ended June 30, 2023.
Technology Development
Technology development expense decreased $3.8 million, or 8%, to $42.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, decreased $2.6 million, or 7%, as compared to the six months ended June 30, 2023. Occupancy costs decreased by $0.7 million, or 32%, as compared to the six months ended June 30, 2023. Hosting and development costs also decreased by $0.4 million, or 9%, as compared to the six months ended June 30, 2023.
General and Administrative
General and administrative expense decreased $3.8 million, or 6%, to $59.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Employee-related expense, including stock-based compensation, decreased by $2.8 million, or 10%, as compared to the six months ended June 30, 2023. Insurance expense decreased $2.0 million, or 56% compared to the six months ended June 30, 2023. Bad debt expense increased $1.4 million, or 36% compared to the six months ended June 30, 2023.
Income Tax Expense
Income tax expense increased $1.8 million, or 75%, to $4.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to change in transfer pricing methodology and uncertain tax position.
Net Loss
Net loss decreased $28.5 million, or 21%, to $104.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the factors described above.

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

The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Total revenue	$122.0	$104.6	$241.1	$199.8
Adjustments:
Loss and loss adjustment expense, net	$(70.5)	$(75.9)	$(136.4)	$(139.5)
Other insurance expense	(18.8)	(15.0)	(36.1)	(28.6)
Depreciation and amortization	(1.9)	(1.6)	(3.1)	(3.1)
Gross profit	$30.8	$12.1	$65.5	$28.6
Gross profit margin (% of total revenue)	25%	12%	27%	14%
Adjustments:
Net investment income	$(8.1)	$(5.6)	$(15.7)	$(10.6)
Interest income and other income	(2.3)	(0.8)	(4.5)	(1.5)
Employee-related expense	5.1	4.7	10.5	8.5
Professional fees and other	6.0	4.6	11.2	9.1
Depreciation and amortization	1.9	1.6	3.1	3.1
Adjusted gross profit	$33.4	$16.6	$70.1	$37.2
Adjusted gross profit margin (% of total revenue)	27%	16%	29%	19%
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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Numerator: Adjusted gross profit	$33.4	$16.6	$70.1	$37.2
Denominator: Gross earned premium	$199.9	$163.9	$387.8	$318.1
Ratio of Adjusted Gross Profit to Gross Earned Premium	17%	10%	18%	12%

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

The following table provides a reconciliation of adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Net loss	$(57.2)	$(67.2)	$(104.5)	$(133.0)
Adjustments:
Income tax expense	2.1	1.3	4.2	2.4
Depreciation and amortization	5.2	5.0	10.2	10.2
Stock-based compensation (1)	15.4	14.8	30.3	30.2
Interest expense	1.1	—	1.7	—
Interest income and others	(1.6)	(0.8)	(3.1)	(1.5)
Net investment income	(8.1)	(5.6)	(15.7)	(10.6)
Change in fair value of warrants liability	—	—	—	(0.3)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.1)	(0.2)	(0.2)	(0.9)
Other adjustments (2)	0.2	—	0.2	—
Adjusted EBITDA	$(43.0)	$(52.7)	$(76.9)	$(103.5)
(1) Includes compensation expense related to warrant shares of $1.6 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and $0.6 million for both the three and six months ended June 30, 2023.
(2) Consisted primarily of impairment charge of $0.3 million related to a portion of the New York office sublease (refer to Note 15 of the unaudited condensed consolidated financial statements), net of gain on termination of lease.

Liquidity and Capital Resources

As of June 30, 2024, we had $343.2 million in cash and cash equivalents, and $581.2 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from the maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing will be provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025, and was further amended and restated in April 2024 and June 2024 to clarify certain provisions and all material terms and conditions remain unchanged. As of June 30, 2024, we had $43.9 million of outstanding borrowings under the Amended and Restated Agreement with GC. We believe our existing cash and cash equivalents as of June 30, 2024 will be sufficient to meet our working capital, liquidity and capital expenditure needs for at least the next 12 months. This belief is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2024, cash and investments held by these companies was $470.3 million of which $201.9 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2024, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2024	2023
	($ in millions)
Net cash used in operating activities	$(41.5)	$(96.7)
Net cash provided by investing activities	$92.2	$4.4
Net cash provided by financing activities	$29.1	$0.3

Operating Activities
Cash used in operating activities was $41.5 million for the six months ended June 30, 2024, a decrease of $55.2 million from $96.7 million for the six months ended June 30, 2023. This reflected the $28.5 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash provided by investing activities was $92.2 million for the six months ended June 30, 2024, primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash provided by investing activities was $4.4 million for the six months ended June 30, 2023, primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, short term investments offset by purchases of U.S. government obligations, corporate debt securities, short term investments. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $29.1 million for the six months ended June 30, 2024, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $0.3 million for the six months ended June 30, 2023, primarily due to proceeds from stock option exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of June 30, 2024 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $930.9 million in cash and cash equivalents, and investments available at June 30, 2024. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2024, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2024, none of our fixed maturity portfolio was unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with all but one having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)     As of July 26, 2024, the Company, together with certain of its wholly-owned subsidiaries, finalized the renewal of its Reinsurance Program, effective on July 1, 2024, and expiring on June 30, 2025. The Reinsurance Program includes Whole Account Quota Share Reinsurance Contracts by and among the Company, LIC, MIC and LINV, and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation. The contracts underlying the Reinsurance Program as well as the PPR Contract were renewed on substantially similar terms as the previous program and contain standard customary representations, warranties and covenants, and will continue to be in effect unless terminated by any party pursuant to its terms.
Under the Reinsurance Program, which spans all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable commission levels, which align the Company's interests with those of its Reinsurers.
In addition, LIC and MIC renewed the PPR Contract with a panel of reinsurers, under which claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations.
The foregoing description of the contracts underlying the Reinsurance Program and the PPR Contract does not purport to be complete and is qualified in its entirety by reference to the full text of those contracts, a copy of each is filed as Exhibit 10.2, Exhibit 10.3, Exhibit 10.4 and Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(b)    None.

(c)    On June 14, 2024, Adina Eckstein, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 47,288 shares of the Company’s common stock until December 31, 2024. Except for the foregoing, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
10.1*†	Amended and Restated Customer Investment Agreement dated June 27, 2024, between Lemonade, Inc. and GC Customer Value Arranger LLC, as Arranger on behalf of the Investors.
10.2*†	Property Per Risk Excess of Loss Contract issued to Lemonade Insurance Company and Metromile Insurance Company by Subscribing Reinsurers effective July 1, 2024.
10.3*†
Whole Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, Hannover Ruck SE effective July 1, 2024.

10.4*†
Whole Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, MAPFRE Re (Spain) dated effective July 1, 2024.

10.5*†	Whole Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Metromile Insurance Company by the Subscribing Reinsurer, Swiss Reinsurance America Corporation effective July 1, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	July 31, 2024	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	July 31, 2024	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer