Form 10-K
period 2024-12-31
Lemonade, Inc.
filed 2025-02-26
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of $16.50 on June 28, 2024, was approximately $842,996,550.

Registrant had 72,820,080 shares of common stock outstanding as of February 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding our future results of operations and financial position, our ability to expand our business, our ability effectively manage the growth of our business, our ability to achieve profitability, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, the effects of seasonal trends on our results of operations, the impact of catastrophe events or natural disasters on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, the impact of the evolving conflict in Israel and surrounding region and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

In this Annual Report, unless we indicate otherwise or the context otherwise requires, "Lemonade," the “Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, Metromile, Inc. and Metromile Insurance Company.

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
•If we are unable to maintain and implement relationships with third-party service providers, or renew contracts with them on favorable terms, or if those parties are adversely impacted by financial, reputational, regulatory and other risks, our prospects for future growth and our business may be adversely affected.
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
•We rely on artificial intelligence, telematics, mobile technology, and our digital platforms to collect data that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could materially and adversely affect our business, financial condition, results of operations and prospects.
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
•If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our customers, our business, results of operations and financial condition may be adversely affected.
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

PART I
Item 1. Business
Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and social impact, we believe we are making insurance more delightful, more affordable, and more precise. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, including the UK and the full technology stack to power them.
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
We leverage technology in everything we do. AI Maya and our APIs sell 98% of Lemonade's policies. Approximately 95% of homeowners insurance policies in the United States are sold via agents, making a platform that finds, onboards, and digitally serves consumers end-to-end very much an outlier. Our digital substrate enables us to integrate marketing and onboarding with underwriting and claims processing, collecting and deploying data throughout, to constantly drive efficient customer acquisition, enhance the customer experience, and mitigate risk. This approach results in significant, rapid scaling coupled with high customer satisfaction.
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
AI Jim
AI Jim is our claims bot, and, as of December 31, 2024, 96% of the time, it is AI Jim that will take the first notice of loss from a Lemonade customer without human intervention (and with zero claims overhead, known as loss adjustment expense, or “LAE”). As of December 31, 2024, roughly 55% of our claims were automated, resulting in instant or near-instant processing from start to finish. AI Jim triages and assigns claims he is not authorized to settle, or ones where he identifies concerns, to human claims experts, analyzing each expert's specialty, qualifications, workload, and schedule to determine to whom to assign the claim. Even where human escalation is needed, AI Jim will have done much of the heavy lifting so our team can settle claims and support customers in their hour of need as quickly and smoothly as possible.
The claims process represents the most acute pain point in the insurance experience, and it is where animosity toward the industry is most commonly cultivated. Re-imagining claims for the benefit of the customer, by aligning interests and incentives and by endeavoring to remove friction, hassle, cost, and delays, is therefore a key driver of our leadership in customer satisfaction.
CX.AI
CX.AI is our bot platform built to understand and resolve customer requests without human intervention. Currently, over half of Lemonade’s customer inquiries are handled this way. Customers often require assistance pre- or post-purchase, ranging from coverage questions to making changes to their policy, such as adding a spouse, updating coverage amounts, changing payment methods, or adding newly purchased items. CX.AI uses Natural Language Processing to analyze and understand customers' requests, helping them perform a growing set of tasks.
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
Growth Opportunities
Acquire more customers
As of December 31, 2024, about 92% of our current home and renters customers said that they were not switching to Lemonade from another carrier. We are well positioned to grow our customer base by continuing to attract first time buyers, an underserved population replenishing every year.
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

Grow within our existing customer base
As our customers move up the economic ladder and through lifecycle events, their insurance needs evolve to higher value products: renters typically acquire more property and frequently upgrade to successively larger homes. Growing households often need car, pet, and life insurance, and additional coverage. These progressions regularly trigger orders of magnitude jumps in insurance premiums, and within states that offer all of Lemonade’s “suite of products” - Renters, Home, Car, Pet, and Life - we see a growing proportion of customers with multiple Lemonade policies and see ripe opportunities for the business. For instance, we see an incredible opportunity for Lemonade Car in selling to our existing customers, allowing us to acquire customers at no cost. Of the more than 2.2 million customers we have today, about 1.2 million already have car insurance—that translates to a potential multi-billion dollar opportunity in car premiums at nearly zero acquisition costs. We aim to provide an unmatched user experience in order to retain customers throughout their lifespan, expanding their lifetime value without incurring any incremental costs of acquisition.
Expand to new products
Our strategy of growing with our customers also lends itself to expanding into new lines of insurance, as lifecycle events trigger the need for additional insurance products.

@25
@50
Umbrella
Life
Car
Pet
Travel
Renters
Condo
Homeowners

Our regulatory framework, technology stack, and brand are all extensible to new lines of insurance, and we anticipate that these will contribute to our growth in the future. In the last four years, we have added life, pet and car insurance to our growing portfolio of offerings, and have expanded product offerings in France and the UK to include Buildings insurance, and expect to add additional coverage types over time.

Expand to new geographies
As of December 31, 2024, we are licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington, D.C. We operate in 39 of those states and Washington, D.C., which collectively represent approximately 93% of the U.S. population. Our strong brand and unique business model drive rapid growth and allow us to quickly gain share in new markets. We also hold a pan-European license, enabling us to passport into and sell in 30 countries across Europe. Under this license we commenced operations in Germany in 2019, and in the Netherlands and France in 2020. In October 2022, we began selling contents insurance in the United Kingdom (“UK”) in a cross border basis under the UK’s Temporary Permission Regime. We expanded our offerings to include Buildings insurance in both France and the UK in April and July 2024, respectively. We also registered two UK branches: (i) Lemonade Insurance N.V., UK Branch (“UK Branch”) and its affiliate (ii) Lemonade Agency B.V.. In May and June 2023 respectively, we received a third country branch authorization in the UK for both of these registered branches allowing us to operate on a permanent basis in the UK market.
The Lemonade platform is inherently multilingual and agile by design, so that we can efficiently expand into new markets and new product offerings both within the United States and internationally.
Our Product Offerings
Renters and Homeowners Insurance
We offer our products to renters and homeowners in the United States, France, and the UK (in addition to liability insurance for the latter two) and contents and liability insurance in Germany and the Netherlands. The insurance we offer in the United States covers stolen or damaged property, and also covers personal liability, which protects our customers if they are responsible for an accident or damage to another person or their property. In a number of states, we also offer landlord insurance policies to condo and co-op owners who rent out their property less than five times a year.
In 2024, we expanded our offerings to include Buildings insurance in the UK and France, giving homeowners throughout France and the UK the ability to purchase extensive coverage for their home and belongings. Both expansions were supported by existing partnerships with Aviva in the UK and BNP Paribas Cardif in France, providing coverage options unique to each locale through our fully digital experience.
The full Lemonade experience is available through our iOS and Android apps, as well as through our website. Before a customer purchases one of our policies, we allow the customer to review a summary of their coverage and a sample policy. We also enable the customer to reconfigure their coverage and other policy settings, such as the deductible and start date. After payment via a credit or debit card, we instantly issue the customer their policy documents and send it to them via email. From start to finish, the entire process is completed digitally.
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

We believe our expansion into pet insurance will allow us to further achieve our long-term strategy of growing with our young customer base by offering new insurance experiences to customers as they progress in their lifecycles. Our leadership in leveraging AI has also allowed us to create a highly-efficient business. Since launching in 2020, our Pet book of business has increased more than 20x (in IFP), dropped 40 points off the loss ratio, and increased efficiencies by 70%, driving down the cost per claim from $65 to $19. About 83% of our pet insurance policies were sold to new customers, and about 6% of those have already added a renters or homeowners policy to their pet policy as of December 31, 2024. Customers that bundle our insurance offerings typically save money. The remaining 17% or so of pet insurance policies were sold to existing customers, whose median premium per customer grew roughly 3.7x with little to no incremental customer acquisition costs.

Car

We launched car insurance in December 2021 in Illinois, and now offer it in nine states. Lemonade Car insurance covers car accidents, weather damage, theft and vandalism, damage from fire, trees, or animals, glass and windshield repair, liability for bodily injury and property damage, medical expenses, roadside assistance, and reimburses drivers for expenses relating to temporary transportation when a car is being repaired, subject to certain exceptions.

In July 2022, we announced the completion of the Metromile Acquisition, a pay-per-mile car insurance provider. As part of the transaction, we acquired a full-stack insurance entity with 49 state licenses plus Washington, D.C., and precision data from more than 500 million car trips. As of December 2024, we have substantially completed the migration of Metromile customers to the Lemonade platform.

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
The Giveback is paid only if payment is authorized by our board of directors in its sole discretion and consistent with its duty of care. See "Risk Factors — We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition." Our 2024 Giveback for the 12 month period ended June 30, 2024 amounted to $2,112,608 hitting a milestone of more than $10 million donated since the program’s inception in 2017. We calculate our annual Giveback on each anniversary of our primary reinsurance contract. The Giveback is not a contractual obligation to any customer or to any cause, and customers may not take a tax deduction related to the donations.

We have informed, and intend to continue to inform, our customers of the amount donated to their selected nonprofit during each Giveback on an annual basis, details of which follow:

Giveback Year	Number of Nonprofit Organizations	Amount
2024	43	$2,112,608
2023	58	$2,008,847
2022	59	$1,873,588
2021	65	$2,303,381
2020	34	$1,128,109
Nonprofit organizations chosen by customers in 2024 included: Charity Water, New Story, Malala Fund, and many others. Although a new and untested concept, we believe that donating a portion of the money left over after paying claims to nonprofits will discourage fraud and promote greater trust between us and our customers. The Giveback program, and our underlying ethos, has also helped build an honest relationship with our consumers. They trust us, and they also become part of a community; our policyholders are helping others while covering their own valuables, insuring their home, or making sure their pet can afford vital medical care.
Our Vertically Integrated Platform
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
Claims Process
Powered and driven by our technology, our claims process is conducted via our digital platform, which includes our iOS and Android mobile apps. Claims can be substantiated with receipts, notes of where and when the item was purchased, and in certain cases, police reports. We also ask the customer to record a video explaining their claim to enhance the claim review process. After the customer completes a claim report on our mobile app, the customer is asked to enter bank account information. If the claim is approved, a payment is issued and deposited directly into the customer's account. Claims are often paid or declined through our claims bot, AI Jim, within seconds.
While a meaningful portion of simple theft and standard pet claims are paid almost instantly, in many cases the incident is also reviewed by a human before the claim is approved, and certain property damage claims or liability claims may take longer to settle. In an event that requires immediate assistance or temporary housing as a result of fire, ongoing water damage, or structural damage that leaves the customer's home exposed, we contact the customer to assess the situation and provide emergency services, such as water or fire damage cleanup, temporary housing, or a designated specialist.

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
Proportional Reinsurance: Maximize Capital Efficiency
The low cost of capital for reinsurance companies creates an opportunity to share premiums and maintain our gross margin while dramatically reducing our capital requirements. We maintain proportional reinsurance contracts which cover all of the Company’s products and geographies, and transfers, or “cedes”, a specified percentage of the premium to reinsurers (“Proportional Reinsurance Contracts”).
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

Our Non-Proportional Reinsurance Contracts are issued by a collection of reinsurers, each holding an ‘A’ or better rating from A.M. Best, have a one-year term that expires on June 30, 2025. We also have a reinsurance contract between Lemonade Insurance Company (“LIC”) and a Bermuda-based segregated cell insurer to cover catastrophe risks over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate.

We estimate that approximately half of our book is reinsured through June 30, 2025, and renewed and renegotiated on an annual basis. We believe that the terms of our reinsurance arrangements provide an appropriate balance between maximizing predictability, and enabling us to capture more margin over time.
Investments
Our portfolio of investable assets is primarily held in cash, money market funds, and fixed income securities which includes U.S. and non-US government and government agencies obligations, corporate debt securities and asset-backed securities with relatively short durations. We manage the portfolio in accordance with the investment policies and guidelines approved by the board of directors.
We have designed our investment policy and objectives to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Furthermore, our investment policy prohibits investments in areas such as oil and gas, coal, tobacco, controversial weapons, and non-compliance with the United Nations Global Compact. The policy, which may change from time to time, is approved by the board of directors and is reviewed on a regular basis to ensure that the policy evolves in response to changes in the financial markets. See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report.
Competition
The homeowners, pet, car and, to a lesser extent, the renters insurance industries in which we operate are highly competitive. While we believe we are well positioned to execute our business model and reinvent insurance, we face significant competition from traditional insurance companies such as Allstate, Farmers, Liberty Mutual, State Farm, GEICO, Progressive and Travelers. Although we are tapping into markets that our competitors have struggled to reach, the incumbent insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital. In particular, many of these competitors offer consumers the ability to purchase homeowners and multiple other types of insurance products and "bundle" them together, and in certain circumstances, to include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products beyond renters and homeowners insurance, pet and car insurance, we may face intense competition from traditional insurance companies that are already established in such markets. Competitors in the pet insurance space include companies such as Nationwide, Embrace, and Trupanion. Competitors in the car insurance space include companies such as Progressive, GEICO and Allstate.
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
As of December 31, 2024, we have 5 issued patents in the United States. The issued patents generally relate to determining the route and parking location of a vehicle, recording trip data associated with a vehicle, and estimating the usage of a vehicle based on refueling events. The issued patents are expected to expire between September 1, 2035 and January 11, 2036. We do not own any foreign patents and do not have any foreign patent applications pending. As of December 31, 2024, we hold 137 foreign registered trademarks and 10 registered trademarks in the United States, including the Lemonade and Metromile marks, have 4 foreign trademark applications pending and no U.S. trademark applications pending, and hold 3 copyrights in the United States, covering certain videos, texts, photographs, and artwork displayed on our mobile apps and website. We continually review our development efforts to assess the existence and patentability of intellectual property.
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

Human Capital Resources
Employees
As of December 31, 2024, we had 1,235 employees, 796 of whom were based in the United States and the rest of whom were based outside of the United States, primarily in Israel and the Netherlands. In the Netherlands, certain employees are subject to a collective agreement between the Dutch Association of Insurers and various trade unions. The collective agreement covers wages and terms and conditions of employment. Participation in the collective agreement is mandatory for members of the Dutch Association of Insurers, a leading association of private insurance companies operating in the Netherlands. Beyond this, to our knowledge, none of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
As of December 31, 2024, and based on public information from five competing insurance companies in the United States, we estimate that the number of customers per employee for those companies ranges from approximately 150 to approximately 450 customers per employee. We base this estimate on publicly available information, which we have adjusted for comparability. The calculation of "employees" includes insurance agents and brokers because they are a significant cost component for other insurance companies. In comparison to these competitors, our number of customers per employee was approximately 2,000 as of December 31, 2024.
Culture and Values
Our status as a Certified B Corp and our commitment to charitable giving, in particular our Giveback program, distinguishes us from our competitors, with the goal of building a trusting relationship between us, our employees, and our customers. We value the power of creativity and encourage and support the sharing of ideas to enhance our business model. Like the industry in which we operate, we understand the importance and value of a community pooling its resources together for the public good. We value inclusivity, respecting differences, and seamless teamwork in every facet of our business.
In 2020, we issued 500,000 shares of common stock as the initial endowment of the Lemonade Foundation, a 501(c)(4) social welfare organization established under Arizona law. By contributing approximately 1% of our common stock to the Lemonade Foundation, we hope to promote charitable giving and other community-centric activities with a nexus to our community.
In 2023, the Foundation launched a first of its kind blockchain-based insurance product for the world’s most vulnerable farmers. The product was built with a goal of protecting subsistence farmers against the effects of climate change. Thousands of families in Kenya have already been protected by this product, and the Foundation expects to continue scaling this product in the coming years. The product was launched as part of the Lemonade Foundation Crypto Climate Coalition - in cooperation with a number of strategic partners, including Hannover Re, Pula, Chainlink, Avalanche, Etherisc and DAOstack.
Human Capital Management

We understand that strength lies in the unique backgrounds of our employees and drives the innovation behind our product. We encourage employees to bring their lived experiences, and personal strengths, to develop new ideas, improve customer experiences and shape our brand. We engage with employees for ideas of nonprofits to partner with, or resources to learn more about a social issue, and their candid (and anonymous, should they choose) feedback about our workplace culture and environment. Additionally, our employees organize several education groups across the Company addressing these importantt topics.

Health, Safety and Wellness

As a B Corp, it is part of our legal mission to advance the health, well-being and equity of employees. To that end, employees have access to health and wellness programs, and healthcare plans.

Geographic Scope of Business

In the United States, as of December 31, 2024, LIC and MIC are licensed to sell our insurance products in the following states:

Licensed | Selling | None

State	Renters	Home	Pet	Car	Life
AK	None	None	Licensed	Licensed	Selling
AL	Licensed	Licensed	Selling	Licensed	Selling
AR	Selling	Licensed	Selling	Licensed	Selling
AZ	Selling	Selling	Selling	Selling	Selling
CA	Selling	Selling	Selling	Selling	Selling
CO	Selling	Selling	Selling	Licensed	Selling
CT	Selling	Selling	Selling	None	Selling
DC	Selling	Selling	Selling	Licensed	Selling
DE	Licensed	Licensed	Licensed	Licensed	Selling
FL	Selling	Licensed	Selling	Licensed	Selling
GA	Selling	Selling	Selling	Licensed	Selling
HI	Licensed	Licensed	Licensed	None	Selling
IA	Selling	Selling	Selling	Licensed	Selling
ID	None	None	None	Licensed	Selling
IL	Selling	Selling	Selling	Selling	Selling
IN	Selling	Selling	Selling	Licensed	Selling
KS	None	None	None	Licensed	Selling
KY	Licensed	Licensed	Licensed	Licensed	Selling
LA	Licensed	Licensed	Licensed	Licensed	Selling
MA	Selling	Selling	Selling	Licensed	Selling
MD	Selling	Selling	Selling	Licensed	Selling
ME	Licensed	Licensed	Licensed	Licensed	Selling
MI	Selling	Selling	Selling	None	Selling
MN	Licensed	Licensed	Selling	Licensed	Selling
MO	Selling	Selling	Selling	Licensed	Selling
MS	Licensed	Licensed	Selling	Licensed	Selling
MT	Licensed	Licensed	Selling	Licensed	Selling
NC	None	None	Selling	Licensed	Selling
ND	Licensed	Licensed	Selling	Licensed	Selling
NE	None	None	Selling	Licensed	Selling
NH	Licensed	Licensed	Selling	Licensed	Selling
NJ	Selling	Selling	Selling	Selling	Selling
NM	Selling	Licensed	Selling	Licensed	Selling
NV	Selling	Selling	Selling	Licensed	Selling
NY	Selling	Selling	Selling	Licensed	None
OH	Selling	Selling	Selling	Selling	Selling
OK	Selling	Selling	Selling	Licensed	Selling
OR	Selling	Selling	Selling	Selling	Selling
PA	Selling	Selling	Selling	Licensed	Selling
RI	Selling	Selling	Selling	Licensed	Selling
SC	Licensed	Licensed	Selling	Licensed	Selling
SD	Licensed	Licensed	Licensed	Licensed	Selling
TN	Selling	Selling	Selling	Selling	Selling
TX	Selling	Selling	Selling	Selling	Selling
UT	Licensed	Licensed	Selling	Licensed	Selling
VA	Selling	Selling	Selling	Licensed	Selling
VT	Licensed	Licensed	Licensed	Licensed	Selling
WA	Selling	Selling	Selling	Selling	Selling
WI	Selling	Selling	Selling	None	Selling
WV	Licensed	Licensed	None	Licensed	Selling
WY	Licensed	Licensed	Licensed	Licensed	Selling

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

Licensing of Our Employees and Adjusters

In most states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and are not required to be licensed agents. As of December 31, 2024, 422 employees were required to maintain and did maintain requisite licenses for these activities in most states in which we operate.

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

In 2017, the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Many states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

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

GDPR

The General Data Protection Regulation (E.U.) 2016/679 (the “E.U. GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the European Union, and the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the UK (EU GDPR and UK GDPR together referred to as the “GDPR”). In addition, the GDPR may apply to our activities that involve the processing of personal data of individuals in the European Union or UK to whom we offer our products or services. The GDPR could also apply to our business if we were to monitor the activities of individuals in the European Union or UK. As we expand into Europe or UK, the compliance obligations under the GDPR (as set out above) will become more significant. See “Risk Factors — Risks Relating to Our Business — We may face particular privacy, data security, and data protection risks as we continue to expand into Europe and the UK. in connection with the GDPR, UK GDPR and other data protection regulations.”

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

Risk-Based Capital

Risk-based capital laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use risk-based capital ratios to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. Our regulators in New York, Delaware and California require annual reporting to confirm that LIC and MIC hold in excess of the minimum amount of risk-based capital necessary for their operations. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Failure to maintain risk-based capital at the required levels could adversely affect the ability of LIC and MIC to maintain the regulatory approvals necessary to conduct their businesses. As of December 31, 2024, LIC maintained a risk-based capital level of 577% and MIC maintained a risk-based capital level of 525%.

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

European Regulation

Our European insurance entities consist of Lemonade Insurance N.V., Lemonade Agency B.V., their respective UK branch undertakings, and Lemonade B.V.. We also establish and maintain an entity for the provision of intercompany support services; Lemonade Technology B.V.. Lemonade Insurance N.V. is a licensed non-life insurer established in the Netherlands and is subject to key financial rules and regulations including the Second European Solvency Directive 2009/138/EC (as amended, the “Solvency II Directive”); Commission Delegated Regulation (EU) 2015/35 (as amended, the “Delegated Regulation”, together with the Solvency II Directive referred to as the “Solvency II Regulations”); the implementing technical standards and regulatory technical standards issued by the European Insurance and Occupational Pensions Authority (“EIOPA”); the European Insurance Distribution Directive (Directive (EU) 2016/97, “IDD”); the Dutch Financial Supervision Act (Wet op het financieel toezicht, “DFSA”) and the lower rules and regulations promulgated thereunder; the International Financial Reporting Standards as adopted by the European Union ("IFRS EU"); and national regulations, as well as local conduct of business requirements, in each of the jurisdictions in which it operates. Currently, the European Commission is preparing for a review of the Solvency II Directive. Lemonade Agency B.V. is subject to the IDD, the DFSA and national regulations, as well as local business conduct requirements and consumer laws, in each of the jurisdictions in which it operates. Lemonade B.V. is an insurance holding company within the meaning of article 212 of the Solvency II Directive, as implemented in article 1:1 DFSA.

Since 2022, Lemonade has operated in the UK market and is therefore also subject to relevant UK regulation including the Financial Services and Markets Act 2000 (the “FSMA”), the Insurance Act 2015, and relevant subsidiary regulations. By virtue of its authorisation and oversight by both the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”) in the UK, Lemonade is also subject to the regulatory requirements of the PRA Rulebook and the FCA Handbook respectively as they pertain to Insurers, distributing agents and financial service providers generally.

The Solvency II Regulations

The Solvency II Directive, as implemented in the DFSA and other national regulations, such as the German Insurance Supervisory Act (Versicherungsaufsichtsgesetz), prescribes uniform rules for insurers and their activities and services. More specifically, the Solvency II Directive provides rules and regulations relating to, inter alia, Lemonade Insurance N.V.’s authorization requirements (including the European “passport” regime), its minimum own funds and solvency and its governance. Governance requirements include the need to ensure sound business operations, implement mandatory key functions (including Actuarial, Compliance, Internal Audit and Risk) and requirements relating to Lemonade Insurance N.V.’s Management Board members, Supervisory Board Members and other key personnel. The Delegated Regulation is promulgated under the Solvency II Directive and provides detailed requirements relating to some of the Solvency II Directive’s broader requirements.

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

Lemonade Agency B.V. is subject to supervision by the AFM. Lemonade B.V., as parent, and Lemonade Insurance N.V., as subsidiary, is an E.U. sub-group within the meaning of Article 213(2)(b) of Solvency II, as implemented in article 3:285 (2) DFSA. Lemonade B.V. is subject to group supervision by DNB under the Solvency II Directive. The relevant EU supervisory body for insurers, EIOPA, has limited supervisory powers in the Netherlands, however it plays an important role in drafting and issuing technical standards and preparing guidance relating to various European directives and regulations. EIOPA aims to accomplish efficient and harmonized financial supervision across the European Union.

DNB and AFM employ a risk-based and proportionate approach to supervision, comprising a firm systemic framework, which focuses on the continuous assessment of how firms manage the risks they create and identifying the root causes of risk. DNB regularly pro-actively contacts insurers to discuss matters of strategy, day-to-day operations and the current (and expected future) financial standing of the undertaking, in order to assess what parts of a regulated undertaking, if any, which could pose systemic risks. In addition, DNB monitors operations and business through monthly updates, the submission of Quantitative Reporting Templates, by reviewing annual reports, approving prospective Management Board and Supervisory Board members prior to their appointment and through scheduled and unannounced audits.

DNB also regulates the acquisition and increase of control over certain authorized firms, including insurers. Under the DFSA, any person intending to acquire control of, or increase (or decrease) control over, an insurer must first obtain the consent of the DNB. In considering whether to grant or withhold its approval for the acquisition of control, DNB must be satisfied that the acquirer is a fit and proper person and that the interests of consumers would not be threatened by their acquisition of, or increase in, control. A person will be treated as increasing (or decreasing) their control over an insurer if the level of their percentage of (indirect) shareholding or voting power in the insurer crosses the 10, 20, 33, 50 percent or 100 percent thresholds.

Both Lemonade Insurance N.V. and Lemonade Agency B.V. commenced operations in the UK under the Temporary Permission Regime in accordance with which certain European Economic Area based firms may continue to operate in the UK for a limited period following the UK's departure from the European Union. During 2023, the UK branch establishments of Lemonade Insurance N.V., and Lemonade Agency B.V. (“UK branch establishments”) received a third country branch authorization in the UK allowing both companies to continue to operate in the UK market on a permanent basis. Lemonade Agency B.V., UK Branch (BR024862) is the UK establishment of Lemonade Agency B.V.. Lemonade Insurance N.V., UK branch (BR025196), is the UK establishment of Lemonade Insurance N.V.. See Required Licensing section below for a description.

Enforcement

DNB and AFM expect firms to avoid actions that jeopardize compliance with their statutory objectives and applicable rules and regulations and have extensive powers to intervene in the affairs of a regulated firm. When DNB is concerned that an insurer may present a risk, this may lead to negative consequences, including the requirement to maintain a higher level of regulatory capital (via capital “add-ons” under the Solvency II Directive) to match the higher perceived risks and enforcement action where the risks identified breach applicable rules and regulations. In case of a breach of our license requirements or obligations arising from the applicable rules and regulations, although both DNB and AFM must apply the principle of proportionality in all of their actions, the regulators have a large amount of discretion in determining what measures to impose, if any, in order to address, remedy, or sanction the breach. DNB and the AFM have a large amount of enforcement tools at their disposal to sanction breaches of applicable rules and regulations, including public formal warnings, orders to adopt a certain course of conduct, incremental penalties, and administrative fines. In addition, breaches may lead to a revocation of an undertaking license and, in the case of insurers, where the breach relates to material prudential shortcomings, DNB may impose emergency measures, including the appointment of an administrator or the imposition of measures aimed at winding-up the undertaking).

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

Lemonade Insurance N.V. launched its first product in the UK market in October 2022, and operates in the UK through its registered branch establishment, Lemonade Insurance N.V., UK Branch (BR025196) which received third-country branch authorization from the Prudential Regulation Authority in the UK in May 2023. This allows the company to operate in the UK market permanently. Lemonade Insurance N.V. is licensed as an insurance company by De Nederlandsche Bank in the Netherlands (R162036). Authorized by the Prudential Regulation Authority. Subject to regulation by the Financial Conduct Authority and limited regulation by the Prudential Regulation Authority (FRN 846181).

Lemonade Agency B.V. commenced operations in the UK under the TPR as described above, and received third country branch authorisation through its registered branch establishment Lemonade Agency B.V., UK Branch (BR024862) in 2023. Lemonade Agency B.V., UK Branch is authorised and regulated by the Financial Conduct Authority (FRN: 989294).

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
We have not been profitable since our inception in 2015 and had an accumulated deficit of $1,298.8 million and $1,096.6 million as of December 31, 2024 and December 31, 2023, respectively. We incurred net losses of $202.2 million and $236.9 million in the years ended December 31, 2024 and December 31, 2023, respectively. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately while any revenues that they generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can therefore result in expenses that exceed the related revenue generated in any given year. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
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
Our future revenue growth and prospects depend on attaining greater value from each customer.
Our future growth and prospects depend on our ability to increase the premium per customer, as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Currently, the large majority of our customers are renters. In order to increase our premium per customer, we must increase the number of higher-priced customers, such as homeowners, and the proportion of higher-priced customers relative to lower-priced customers, such as renters. Our business model is premised on the expectation that a significant number of our customers that are renters will continue to retain coverage with us as they move from being renters to homeowners. Currently, however, given our limited operating history, substantially all of our current homeowner users are new customers who were not previously renters with us. The purchase of a home is a significant event in a person's life and we cannot provide assurances that we will succeed in retaining existing customers that are renters as they become homeowners. This may occur for a variety of factors. For example, at the time a renter purchases a home, he or she is exposed to a large number of service providers who have direct and personal access to that renter in a way that we do not. Those service providers may have, and share, their own views and preferences for homeowners insurance. Furthermore, given the expenditure involved in a home purchasing decision, differences in price between our insurance product and that of our competitors may appear less significant. In addition, there may even be a perception that a higher priced policy from a traditional brand name insurer may be of higher quality when coupled with the size and longevity of such traditional insurers. A failure to retain renters as they transition to homeowner status may materially adversely impact our future growth and prospects. Moreover, we also sell homeowner policies directly, or indirectly through independent insurance agencies, to customers who did not previously have a renters policy with us. To the extent we are unable to sell homeowner policies directly or via our insurance agency partners to new customers either now or in the future, our ability to increase our premium per customer would be negatively impacted, which could materially adversely impact our future growth and prospects.
The novelty of our business model makes its efficacy unpredictable and susceptible to unintended consequences.
Our business model is predicated on behavioral economics. Under our model, excess premiums can be donated to nonprofits selected by our customers as part of our annual 'Giveback'. We designed our business model to attract customers, align our incentives with those customers, discourage fraudulent claims and allow us to offer competitive pricing, but it may not operate as intended over time and on a larger scale. For example:

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
Additionally, we could modify, reduce or eliminate the Giveback at our discretion for a variety of reasons. LIC's board of directors may determine the amount and distribution of the Giveback by taking into consideration various factors such as the current goodwill and reputation of the nonprofit selected by customers, the amount of funds available for distribution by each cohort, the reasonableness of such contribution, and general shareholders' interests, such as the proposed amount and distribution of the Giveback against factors like overall shareholder returns, our financial and operating performance, and our social responsibility and the benefits shareholders and their communities receive from proposed contributions. Before determining the amount of the Giveback, LIC‘s board of directors may also analyze the extent of our reinsurance coverage and management's expectations with respect to such reinsurance coverage for the upcoming fiscal year, particularly as it relates to the amount of capital and surplus required to continue to operate successfully. If after weighing any of these factors, LIC's board of directors were to reduce or eliminate the Giveback, our business model would be impacted, which, in turn, could materially and adversely affect our brand, financial condition and results of operations.

Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.
We launched our business to sell renters and homeowners insurance in late 2016 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, our operating results are hard to predict, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model. For example, our customer base is made up primarily of renters and we have very few instances of those renters becoming homeowners, a key element of our business model. It is also difficult for us to track that data and the data that we collect may not provide useful measures for evaluating our business model. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, business, financial condition and results of operations.
We may not be able to manage our growth effectively.
Our revenue grew from $256.7 million for the year ended December 31, 2022, $429.8 million for the year ended December 31, 2023, to $526.5 million for the year ended December 31, 2024. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. Our organizational structure has become and will continue to become more complex to the extent that we add staff, and we will continue to enhance our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers' insurance- buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
The renters, homeowners (including buildings and content), pet, life and car insurance market is highly competitive with carriers competing through product coverage, reputation, financial strength, advertising, price, customer service and distribution.
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

Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our insurance subsidiaries, LIC and MIC, obtain reinsurance to help manage their exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.

Under the Proportional Reinsurance Contracts, which span all of our products and geographies, we transfer, or “cede,” a specified percentage of our premiums to our reinsurers. In exchange, these reinsurers pay us a “ceding commission” on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations. We have also opted to manage the remaining portion of our business with alternative forms of reinsurance through the Non-Proportional Reinsurance Contracts. Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. On July 1, 2024, we entered into a one year property catastrophe excess of loss treaty. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.

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

If we are unable to maintain and implement relationships with third-party service providers, or renew contracts with them on favorable terms, or if those parties are adversely impacted by financial, reputational, regulatory and other risks, our prospects for future growth and our business may be adversely affected.

Some parts of our business depend on our relationships and contractual arrangements with third parties. If our third parties terminate business arrangements with us, or renew contracts on terms less favorable to us, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be adversely affected. For example, our life insurance product is offered through an arrangement with a life insurance provider. In these relationships, we rely on the third-party’s internal controls, to manage the product. Our monitoring efforts of the third party provider’s and other service providers may not be adequate, or our providers could exceed their authorities or otherwise breach obligations owed to us, which could result in operational disruption, reputational damage and regulatory intervention and otherwise have a material adverse effect on our results of operation and financial condition. Furthermore, these third parties are subject to many of the same risks that we face, including those related to cybersecurity and fraudulent claims. These parties also experience intense competition in the segments of the insurance industry in which they operate. They may be acquired or form alliances with our competitors thereby reducing or eliminating their business with us. If we are unsuccessful in our ability to maintain successful relationships with these third-party service providers and implement our arrangements with them for any of these reasons, our business may be adversely affected.

If we are unable to expand our product offerings, or expand into new markets, our prospects for future growth may be adversely affected.

Our ability to attract and retain customers and therefore increase our revenue depends on our ability to successfully expand our product offerings into new markets. In 2020, we launched pet insurance and in 2021 we launched our life and car insurance products to add to our renters and homeowners insurance offerings, and in 2024, we expanded our offerings in the UK and France to include Buildings insurance. Our success in the renters, homeowners, pet, life and car insurance markets depend on our deep understanding of each market and associated business challenges faced by participants in them. Developing this level of understanding of the newer markets we have entered may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings or the states in which we offer them. Additionally, any new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If our products are not competitive in current markets or we do not penetrate new markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the renters, homeowners, pet, life and car insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.

Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers.

We utilize the data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. Similarly, we use proprietary artificial intelligence algorithms to process many of our claims. The data that we gather through our interactions with our customers is evaluated and curated by proprietary artificial intelligence algorithms. The continuous development, maintenance and operation of our deep-learning backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims. Such situations may also result in fines and monetary penalties as well as regulatory orders requiring remedial, injunctive, or other corrective action.
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

State legislatures and insurance regulators have also shown interest in the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The National Association of Insurance Commissioners (“NAIC”) adopted its Artificial Intelligence Principles in August 2020, a model bulletin titled “Use of Artificial Intelligence Systems by Insurers,” and a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, including bulletins issued in 2022 by the California and Connecticut Departments of Insurance, and more recently in July 2024 by the New York State Department of Financial Services, advising insurers of their obligations related to unfair discrimination when using big data and artificial intelligence.

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

Additionally, existing laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (the “CPRA”, collectively “CCPA”), future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.

There is also increasing focus on regulating the use of artificial intelligence and machine learning in Europe. In 2023, the European Union legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act became effective on August 1, 2024, and the majority of the substantive requirements will apply by 2026. The EU AI Act will apply to companies like ours that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover for the most serious compliance failures. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU Member State national law by December 2026. This Directive extends the EU’s existing strict product liability regime to artificial intelligence technologies and artificial intelligence -enabled products and facilitates civil claims in respect of harm caused by artificial intelligence and there are further legislative proposals to regulate AI. With these developments, legislation relating to artificial intelligence including the EU AI Act has a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, is likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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

Additionally, changes in regulations or commercial practices have limited and will continue to limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and "aggregate value" of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on key distribution platforms, such as the Lemonade API, if the third party distribution platforms are unable to continue to distribute our insurance products pursuant to insurance law and regulations.

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
Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through equity issuances. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. In addition, the NYDFS, Delaware Department of Insurance ("DE Dept."), California Department of Insurance ("CDI"), and other regulatory bodies may not permit additional equity issuances or other forms of financing that we may wish to pursue. We cannot be certain that additional financing will be available to us on favorable terms, or at all.

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
We provide insurance through our subsidiaries, LIC and MIC. Since LIC is a New York State-domiciled insurance company, LIC’s primary insurance regulator responsible for supervision and examination is the NYDFS. Since MIC is domiciled in Delaware and is commercially domiciled in California, MIC’s primary insurance regulators responsible for supervision and examination are the Delaware Department of Insurance and the California Department of Insurance. LIC and MIC are subject to a financial examination by their primary insurance regulators generally every three to five years, under which they will evaluate the financial condition and identify current and prospective risks of each company by obtaining information about each company including corporate governance, identifying and assessing inherent risks within each company and evaluating system controls and procedures used to mitigate those risks. In 2024, the NYDFS completed a group financial exam of LIC and MIC covering the years 2019 through 2022 for LIC, and 2021 and 2022 for MIC. All required remediation pursuant to the group financial exam was completed in 2024, however, we cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions in any future examinations.

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
Use of technology to offer insurance products involves the storage and transmission of information, including personal information, in relation to our staff, contractors, business partners and current, past or potential customers. Security breaches have occurred and may occur again, including by hackers or insiders, could expose confidential information, which could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal or access our users' names, email addresses, physical addresses, phone numbers and other information that we collect when providing insurance quotes, and credit card or other payment information if a customer agrees to purchase insurance coverage from us. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers' information. Any of these incidents, or any other types of security or privacy related incidents, could result in an investigation by a competent regulator, resulting in a fine or penalty, or an order to implement specific compliance measures. It could also trigger claims by affected third parties. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information.
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

As we continue to expand into Europe and the UK, we may also face particular privacy, data security, and data protection risks in connection with requirements of the GDPR and other data protection regulations. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data” , including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data (including by way of our algorithms). In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws and the GDPR, and the risk of litigation and regulatory enforcement actions. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically, including those imposed by the NYDFS. See "Business - Regulation."
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
•In relation to the transparency principle, the GDPR requires us to provide individuals in the European Union and the U.K. whose personal data we process ("data subjects") with certain information regarding the processing of their personal data by us, and we have an E.U. and U.K. privacy policy, which can be found at https://www.lemonade.com/de/en/privacy-policy (with respect to Germany), https://www.lemonade.com/nl/en/privacy-policy (with respect to the Netherlands) and http://www.lemonade.com/fr/en/privacy-policy (with respect to France); and https://www.lemonade.com/uk/privacy-policy (with respect to UK).
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
•The GDPR prohibits automated decision making, i.e. a decision evaluating a data subject's personal aspects based solely on automated processing that produces legal effects or other significant effects for that data subject, except where such decision making is necessary for entering into or performing a contract or is based on the data subject's explicit consent. There is not yet any clear precedent as to whether use of artificial intelligence to make insurance offers to individuals will be considered necessary even though it is integral to our business model. If our automated decision making processes cannot meet this necessity threshold, we cannot use these processes with E.U./U.K. data subjects unless we obtain their explicit consent. Relying on consent to conduct this type of processing holds its own risks because consent must be considered freely given (commentators argue that seeking consent by tying it to a service may be problematic) and consent can be withdrawn by a data subject at any time. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to use our artificial intelligence models, that may decrease our operational efficiency and result in an increase to the costs of operating our business. Automated decision making also attracts a higher regulatory burden under the GDPR, which requires the existence of such automated decision making be disclosed to the data subject including a meaningful explanation of the logic used in such decision making, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further obligations in terms of transparency are likely to be imposed under new laws regulating AI, including the EU AI Act which became effective in 2024, and the majority of the substantive requirements will apply in 2026. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and proposes fines for breach of up to 7% of worldwide annual turnover. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, is likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.; and
•The GDPR also places limits on the profiling of individuals, i.e. processing of personal data to evaluate certain personal aspects, like analyzing or predicting aspects of a person's economic situation, health, personal preferences, location, etc. There is increasing enforcement related to the lawfulness, fairness and transparency of this processing, and there is still uncertainty about the relevant lawful basis for this activity (i.e., consent or legitimate interests) and, in the case of legitimate interests, it is unclear what kind of opt-out or objection mechanism would be required to achieve GDPR compliance. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to engage in profiling, that may decrease our operational efficiency and result in an increase to the costs of operating our business.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Economic Area (“EEA”) and the UK. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.
We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. We expect international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on an individual’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues this may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.
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
Customers could purchase policies that prove to be inadequate or inappropriate, and if such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, Lemonade Insurance Agency, LLC or Metromile Insurance Services LLC could be found liable, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.

We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.

We maintain offices in Israel and some of our officers, employees and directors are located in Israel, including our Co-Founders and some of our product development staff, help desk and online sales support operations. As of December 31, 2024, we had approximately 297 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, including most recently in October 2023, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities, including the most recent attacks by Hamas in October 2023, were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our officers, employees and directors are located, and negatively affected conditions in Israel. The tension between Israel and Iran and/or these groups continues to escalate and may turn even more violent in the future, which could materially adversely affect conditions in Israel in general and our operations in particular.

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
We may become subject to claims under Israeli law for remuneration or royalties for assigned service invention rights by our Israel-based employees or consultants, which could result in litigation and adversely affect our business.
We enter into assignment of invention agreements with employees and consultants, pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us. Under the Israeli Patent Law, 5727-1967 (the "Israel Patent Law"), inventions conceived by an employee or a person deemed to be an employee (for example a consultant that was deemed to be an employee by the Israeli labor courts) during and in consequence of their employment are regarded as "service inventions," which belong to the employer, absent a specific agreement between employee and employer. Nevertheless, in the case of a service invention, employees and former employees may petition the Israeli Compensation and Royalties Committee established under the Israel Patent Law to determine whether they are entitled to remuneration for their service inventions. Although in the assignment of invention agreements with our employees they agree to waive their right to any additional compensation with respect to the service inventions, the Israeli Compensation and Royalties Committee and the Supreme Court have held that employees may be entitled to remuneration for their service inventions despite having waived such rights, resulting in uncertainty under Israeli law with respect to the efficacy of waivers of service invention rights. As such, we may face claims demanding remuneration in consideration for assigned service inventions, and as a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees (or consultants that might be deemed as employees), or be forced to litigate such claims, which could negatively affect our business.
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
Approximately 49% of our gross written premium for the year ended December 31, 2024 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of such events occurs and causes material loss in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. For example, the recent wildfires in the Greater Los Angeles area have underscored the potential for substantial claims in this key market and we continue to assess the impact to our business. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. We may not be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.
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
As of December 31, 2024, we had gross accumulated federal NOLs for tax purposes of $296.2 million, which can be offset against our future taxable income. Of these federal NOLs, $10.5 million in losses will begin to expire in 2035 and $285.7 million in losses can be carried forward indefinitely. As of December 31, 2024, the Company has gross accumulated state and local losses for tax purposes of $35.3 million which will begin to expire in 2029.
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an "ownership change" (very generally defined as a greater than 50% change, by value, in the corporation's equity ownership by certain shareholders or groups of shareholders over a rolling three- year period), the corporation's ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced ownership changes in the past, and we may or may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we have undergone an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions may impact our business, financial condition and results of operations.
We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); tax policy initiatives and reforms in effect or under consideration (such as those related to the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects); the practices of tax authorities in jurisdictions in which we operate; and the resolution of issues arising from tax audits or examinations and any related interest or penalties.
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

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of December 31, 2024, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington D.C. We operate in 39 of those states and Washington D.C. covering approximately 93% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.

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
External events such as Brexit, global pandemics, the ongoing uncertainty regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including under the new U.S. Presidential administration, the passage of U.S. taxation reform legislation, and concerns over interest rates (particularly short-term rates) each have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the GBP pounds and the euro. If global economic and market conditions, or economic conditions in the UK, European Union, the United States or other key markets remain uncertain or deteriorate further, the value of the GBP pounds and euro and the global credit markets may further weaken.
The impact of the Customer Investment Agreement with General Catalyst is unpredictable, and the arrangement may not function as expected, and its failure to do so could materially and adversely impact our financial condition and results of operations.

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement (the “Customer Investment Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Customer Investment Agreement, up to $150 million of financing will be provided from June 28, 2023 through December 31, 2024, and up to $140 million will be provided from December 31, 2024 to December 31, 2025, in each case for the Company’s sales and marketing growth efforts. This Customer Investment Agreement was further amended and restated in April 2024 and June 2024 to clarify certain provisions. On February 3, 2025, the Customer Investment Agreement was further amended under which GC will provide up to an additional $200 million of financing from January 1, 2026 to December 31, 2026. Under the Customer Investment Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we will repay each Investment Amount including a 16% rate of return, based upon an agreed schedule. Once fully repaid, we will retain all future reference income related to each respective Investment Amount. The Customer Investment Agreement is intended to deliver cash flow benefits to support our sales and marketing growth efforts. There can be no guarantee that this financing structure will function as intended, and its failure to do so could materially and adversely impact our financial condition and results of operations.

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
As of December 31, 2024, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States, and operate in 39 of those states, and Washington, D.C. We also hold a pan-European license, which enables us to sell in 30 countries across Europe, and commenced operating in Germany in 2019, and in the Netherlands and in France in 2020. We also began selling contents insurance in the UK on a cross border basis under the UK’s Temporary Permission Regime in October 2022. In 2023, we received a third country branch authorization in the UK for us to operate on a permanent basis in the UK market.
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

We are subject to the insurance holding company laws of New York, Delaware and California, which require LIC and MIC to register with the NYDFS, DE Dept. and CDI, as applicable, and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of LIC and MIC. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable and, if material or of specified types, such transactions require prior notice and approval or non-disapproval by the NYDFS, DE Dept. or the CDI, as applicable. These prior notification and approval requirements may result in business delays and additional business expenses. If we fail to comply with such requirements or fail to comply with other applicable insurance regulations in New York, Delaware or California, we may be subject to fines and penalties imposed by the applicable state insurance departments.
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
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the "ORSA Model Act"). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system's Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report ("ORSA"). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer's current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. While New York has not formally passed the ORSA requirement, it has implemented a form "F" filing requirement that is the initial response to the ORSA Model Act. We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act, or any other regulatory requirements may have on our business, financial condition or results of operations. See "Business - Regulation.
The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which requires covered financial institutions, including LIC, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. On November 1, 2023, the NYDFS amended the Cybersecurity Requirements for Financial Services Companies to expand such requirements and add new obligations. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, New Hampshire, North Dakota, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia and Wisconsin have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. The Digital Operational Resilience Act (DORA) is an EU regulation that entered into force on 16 January 2023 and will apply as of 17 January 2025. The DORA aims to ensure that financial entities better manage ICT (Information Communication Technologies) risks and become more resilient to cyber threats and ICT disruptions. To this end, DORA contains various requirements, including for managing the risks arising from the use of ICT third party service providers. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations. See "Business - Regulation of Enterprise Risk, Cybersecurity, and Other Recent Developments".
Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our renters, homeowners, pet, life and car insurance business is exposed to the risk of severe weather conditions and other catastrophes. Severe weather events include, but are not limited to, winter storms, rain, hail, wild fires and high winds. The incidence and severity of weather conditions are largely unpredictable. Catastrophes can be caused by various events, such as wildfires, tornadoes, tsunamis, hurricanes, tropical storms, earthquakes, windstorms, hailstorms, severe thunderstorms, fires, and other non-natural events such as explosions, riots, terrorism, or war.
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
In addition, global pandemics may impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Any pandemic, epidemic or future outbreak of disease or public health concern, could cause an economic slowdown which could result in an increase in fraudulent claims or a decrease in apartment rentals or home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations.

Climate risks, including risks associated with disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue. The U.S. Congress, state legislatures and federal, state and local regulatory agencies have and may continue to propose and enact initiatives related to climate change. Conversely, the federal government has withdrawn the U.S. from the Paris Agreement and indicated reversal of related commitments or policies. Such fragmented policies across jurisdictions, and changes in laws or regulations, may result in increased compliance and administrative costs. Similarly, if new legislation or regulation is enacted, we could incur increased costs and capital expenditures to comply with its limitations, which may impact our financial condition and operating performance.
Increasing scrutiny, actions and changing expectations from investors, clients, regulators and our employees and other stakeholders with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Increased focus, including from governmental organizations, investors, employees, clients and other stakeholders, on ESG matters such as environmental stewardship, climate change, pay equity, workplace conduct and cybersecurity and data privacy, may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us.
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
It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied that we have adopted ESG practices at all, and several states having enacted or proposed "anti-ESG" policies or legislation. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, subject us to shareholder activism or litigation, and adversely affect our business, financial condition, results of operations and cash flows. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2024, our risk-based capital ratio was 577% for LIC and 525% for MIC.
Our wholly-owned, Cayman Islands-based captive reinsurer, Lemonade Re SPC, is subject to capital and other regulatory requirements imposed by the Cayman Islands Monetary Authority (“CIMA”). Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Lemonade Re SPC’s insurer license, which could adversely impact our ability to improve our overall capital efficiency.
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

While our Demotech, Inc. rating has proved satisfactory to date, we cannot assure that this rating will remain at its current level and it is possible that some prospective customers may be reluctant to do business with a company that is not rated by A.M. Best. We have not been reviewed by A.M. Best and do not currently intend to seek a rating from A.M. Best. Unlike Demotech, Inc., A.M. Best may penalize companies that are highly leveraged, including those companies that utilize reinsurance to support premium writings. We do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. Not having an A.M. Best rating may prevent us from expanding our business or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See Part II Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” A protracted low interest rate environment could place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. A protracted high interest rate environment could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
Specifically negotiated loss limitations or exclusions in our policies may not be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated loss and loss adjustment expense, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
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
Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner's consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror's plans for the future operations of the domestic insurer and any anti- competitive results that may arise from the consummation of the acquisition of control. LIC is domiciled in New York and MIC is domiciled in Delaware. Per the applicable laws and regulations of New York and Delaware, respectively, generally no person may acquire control of any insurer, whether by purchase of its securities or otherwise, unless it gives prior notice to the insurer and has received prior approval from the superintendent or Commissioner of Financial Services. Under New York and Delaware insurance law, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Lemonade, Inc., including through transactions that some or all of the stockholders might consider to be desirable.
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

We are subject to the rules and regulations established from time to time by the SEC, the New York Stock Exchange (“NYSE”) and the New York Stock Exchange American (“NYSE American”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as our personnel.
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

The exercise price for Metromile’s warrants that were assumed by us in connection with the Metromile Merger is $281.51 per share. The warrants may not be in the money prior to their expiration and, as such, they may expire worthless. These warrants are listed on the NYSE American under the symbol “LMND-WS.”

The terms of the warrants may be amended in a manner that may be adverse to the holders. The warrant agreement, as amended, between American Stock Transfer & Trust Company, LLC, as warrant agent, and us, as successor thereunder following the consummation of the Metromile Merger (the “Metromile Warrant Agreement”), provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants (as defined in the Metromile Warrant Agreement) to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Such amendments could significantly diminish the value of the warrants, reduce the likelihood of them being exercised profitably, and ultimately result in the warrants expiring worthless.

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

As of December 31, 2024, entities affiliated with SoftBank Group Corp. beneficially own, in the aggregate, approximately 14.7% of our outstanding common stock, corresponding to 9.9% of the total voting rights in our Company under our Amended Charter. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our common stock. Further, the sale by a major shareholder of a significant portion of their holdings (particularly entities affiliated with SoftBank Group Corp.) could have a material adverse effect on the market price of our common stock. In November 2023, we filed a registration statement on Form S-3 registering all of the shares of our common stock then held by entities affiliated with SoftBank Group Corp.

An active, liquid trading market for our common stock or warrants may not be sustained, which may cause our common stock or warrants to trade at a discount from the public offering price and make it difficult for you to sell the common stock or warrants you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market on the NYSE and NYSE American or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common stock or warrants that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock or warrants. The market price of our common stock or warrants may decline below the public offering price, and you may not be able to sell your shares of our common stock at or above the price you paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets, or our competitors. Analysts may not continue to cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

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

The management team delegates responsibility for assessing and managing our cybersecurity risks to the CISO. The CISO has primary responsibility for our overall cybersecurity risk management and supervises both our internal cybersecurity personnel and any external cybersecurity consultants. The CISO has over two decades of security work that includes work for large global enterprises, managing global security teams, and establishing and running security programs for both conventional and high-tech companies, including publicly traded and regulated companies. The CISO reports to an internal security committee periodically regarding current security posture, risk, and trending security incidents and threats relevant to the Company. The security committee comprises key management personnel, department heads, and business unit leaders.

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

Item 2.    Properties

The Company does not own any real property. Our principal office is located at 5 Crosby Street, 3rd Floor, New York, New York 10013 where we lease approximately 43,985 square feet of office space under a lease agreement that terminates in November 2025, and extended through February 2029 for a portion of the leased office space. This office space is used for corporate functions and business operations.

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

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Executive Officers
Daniel Schreiber	53	Co-Founder, Chief Executive Officer, Chairman and Director
Shai Wininger	51	Co-Founder, President and Director
Adina Eckstein	40	Chief Operating Officer
Tim Bixby	60	Chief Financial Officer
John Peters	53	Chief Insurance Officer
Maya Prosor	40	Chief Business Officer
Directors
Michael Eisenberg (2)(3)	53	Director
Dr. Samer Haj-Yehia (1)(2)	55	Director
Debra Schwartz (1)(3)	46	Director
Maria Angelidis-Smith (1)(2)	46	Director
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

Maria Angelidis-Smith has served as a member of our board of directors since October 2024. Ms. Angelidis-Smith is currently the Chief Product and Technology Officer of Personio, Europe’s leading HR software provider empowering small and mid-sized organizations. Prior to Personio, she served as a Vice President of Product and General Manager at Meta, leading and scaling the monetization of the Facebook App as well as billion+ user products such as Facebook Groups, Events and Profile. She previously held leadership roles with several companies, including Intuit and The Boston Consulting Group, focused primarily on product development, growth strategies, and marketing. She holds a BBA in Economics, Operations and Marketing from Athens University of Economics and Business, and an MBA from University of Michigan - Stephen M. Ross School of Business, where she was a Fulbright Scholar.

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
Holders
As of February 25, 2025, there were approximately 149 holders of record of the Company’s common stock and 1 holder of record of the Company’s warrants to purchase common stock.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our common shares since July 2, 2020 (first day of trading) through December 31, 2024 to the cumulative total return of Nasdaq Composite Stock Index (“Nasdaq Index’) and the Nasdaq Insurance Index (“Nasdaq Insurance Index”). The graph assumes that $100 was invested on July 2, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

	July 2, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Lemonade, Inc.	$100.00	$422.41	$145.21	$47.17	$55.62	$126.48
Nasdaq Composite Index	$100.00	$123.78	$153.27	$102.54	$147.06	$189.18
Nasdaq Insurance Index	$100.00	$123.27	$140.90	$143.68	$155.54	$193.05

The foregoing performance graph and data shall not be deemed “filed” as part of this Annual Report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such filing.
Recent Sales of Unregistered Securities
There have been no recent sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “2023 Annual Report’”).

In this Annual Report, unless we indicate otherwise or the context requires, "Lemonade, Inc.," "Lemonade," "the Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, and Metromile, Inc.
Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and social impact, we believe we are making insurance more delightful, more affordable, and more precise. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, including the UK and the full technology stack to power them.
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

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement (“Amended Agreement”) where GC will provide up to an additional $140 million of financing for our sales and marketing growth efforts beginning from the Original Commitment End Date through December 31, 2025. This was further amended and restated in April 2024 and June 2024 to clarify certain provisions. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing from January 1, 2026 to December 31, 2026 for our sales and marketing growth efforts (collectively, with the Amended Agreement, the “Amended and Restated Agreement”). The Amended and Restated Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

We had $83.4 million and $14.9 million of outstanding borrowings under the Amended and Restated Agreement as of December 31, 2024 and December 31, 2023, respectively. We incurred interest expense of $6.2 million and $0.4 million for the years ended December 31, 2024 and December 31, 2023, respectively, and such interest is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.
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

Our proportional reinsurance contracts provides 55% protection on covered risks. We agreed to the terms of our reinsurance program effective July 1, 2023 through June 30, 2024 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align our interests with those of our Reinsurers, and is settled primarily on a funds withheld basis. We renewed the Reinsurance Program effective July 1, 2024 and will expire on June 30, 2025, with similar terms to the contracts that expired on June 30, 2024, except for the limit per occurrence for non-hurricane catastrophe losses which increased to $10,000,000.

MIC entered into a Quota Share reinsurance agreement effective January 1, 2022 and expired on June 30, 2023, and was not renewed. Under the terms of the agreement, the Company ceded 30% of premiums and losses to reinsurers.

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

We also entered into a reinsurance program to protect against catastrophe risk in the U.S. that exceed $80,000,000 in losses effective July 1, 2022 and expired on June 30, 2023, and was not renewed

We are also exposed to some risks from MIC ceded through the Quota Share Reinsurance Contract (the “QS reinsurance contract”) which is retained in a captive subsidiary, Lemonade Re SPC in the Cayman Islands. This QS reinsurance contract became effective July 1, 2023 and shall remain in force for an indefinite period until terminated by either party.
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
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Premium is earned pro rata over the term of the policy, which is generally one year. Net earned premiums from the pay-per-mile car insurance policies is earned over the term of the policy which is written for six-month terms.
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
The following table sets forth these metrics as of and for the periods presented:

	Year Ended December 31,
	2024	2023
	($ in millions, except Premium per customer)
Customers (end of period)	2,430,056	2,026,918
In force premium (end of period)	$943.7	$747.3
Premium per customer (end of period)	$388	$369
Annual dollar retention (end of period) (1)	86%	87%
Total revenue	$526.5	$429.8
Gross earned premium	$827.3	$672.3
Gross profit	$166.9	$84.1
Adjusted gross profit	$174.9	$97.4
Net loss	$(202.2)	$(236.9)
Adjusted EBITDA	$(149.7)	$(172.6)
Gross profit margin	32%	20%
Adjusted gross profit margin	33%	23%
Ratio of Adjusted Gross Profit to Gross Earned Premium	21%	14%
Gross loss ratio	73%	85%
Net loss ratio	75%	89%

Customers
We define customers as the number of current policyholders underwritten by us or placed by us with third party insurance partners (who pay us recurring commissions) as of the period end date. A customer that has more than one policy count as a single customer for the purposes of this metric. We view customers as an important metric to assess our financial performance because customer growth drives our revenue, expands brand awareness, deepens our market penetration, creates additional upsell and cross-sell opportunities, and generates additional data to continue to improve the functioning of our platform.
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

Adjusted Gross Profit
We define adjusted gross profit, a non-GAAP financial measure, as:

•Gross profit, excluding net investment income, interest income and other income, plus
•Employee-related expense, plus
•Professional fees and other, plus
•Depreciation and amortization (allocated to cost of revenue).
See — “Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we consider to be unique in nature. See “- Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
The following table presents our results of operations:

	Years Ended December 31,
	2024	2023	Change	% Change
	($ in millions)
Revenue
Net earned premium	$370.6	$315.2	$55.4	18%
Ceding commission income	91.1	69.8	21.3	31%
Net investment income	34.0	24.7	9.3	38%
Commission and other income	30.8	20.1	10.7	53%
Total revenue	526.5	429.8	96.7	22%
Expense
Loss and loss adjustment expense, net	277.0	280.4	(3.4)	(1)%
Other insurance expense	76.8	59.2	17.6	30%
Sales and marketing	166.3	101.9	64.4	63%
Technology development	85.8	88.8	(3.0)	(3)%
General and administrative	124.5	129.3	(4.8)	(4)%
Total expense	730.4	659.6	70.8	11%
Loss before income taxes	(203.9)	(229.8)	25.9	(11)%
Income tax (benefit) expense	(1.7)	7.1	(8.8)	(124)%
Net loss	$(202.2)	$(236.9)	$34.7	(15)%

Comparison of the Years Ended December 31, 2024 and 2023
Net Earned Premium
Net earned premium increased by $55.4 million, or 18%, to $370.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the earning of increased gross written premium and impact of our reinsurance program to ceded written premium under our Proportional Reinsurance Contracts as discussed above under “Reinsurance.”

	Years Ended December 31,
	2024	2023	Change	% Change
	($ in millions)
Gross written premium	$929.0	$738.4	$190.6	26%
Ceded written premium	(513.9)	(389.1)	(124.8)	32%
Net written premium	$415.1	$349.3	$65.8	19%
Gross written premium increased $190.6 million, or 26%, to $929.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to a 20% increase in net added customers year over year, driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we saw a 5% increase in premiums per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.

Ceded written premium increased $124.8 million, or 32%, to $513.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to growth in business across all products and the impact of our reinsurance arrangements. Under the terms of our proportional reinsurance program, we cede approximately 55% of premium and are subject to loss ratio caps and variable commission. Other non-proportional reinsurance contracts were renewed with terms similar to expired contracts. See "Reinsurance" above for further information.
Net written premium increased $65.8 million, or 19%, to $415.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium slightly increased to 55% for the year ended December 31, 2024, as compared to 53% for the year ended December 31, 2023 primarily due to the impact of the renewed terms under the proportional reinsurance contracts, as discussed above.

	Years Ended December 31,
	2024	2023	Change	% Change
	($ in millions)
Gross earned premium	$827.3	$672.3	$155.0	23%
Ceded earned premium	(456.7)	(357.1)	(99.6)	28%
Net earned premium	$370.6	$315.2	$55.4	18%

Ceding Commission Income
Ceding commission income increased $21.3 million, or 31% to $91.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, consistent with the increase in ceded earned premium related to the proportional reinsurance contracts with third-party reinsurance companies during the year.

Net Investment Income
Net investment income increased $9.3 million, or 38%, to $34.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by the diversification of the Company’s investment portfolio with higher returns in comparison to prior year, offset by investment expenses of $0.3 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and non-US Government.
Commission and Other Income
Commission and other income increased $10.7 million, or 53% to $30.8 million for the year ended December 31, 2024 compared to year ended December 31, 2023, primarily due to growth in premiums placed with third-party insurance companies, installment fees and sublease income from our New York and San Francisco office space.

Loss and Loss Adjustment Expense, Net
Loss and LAE, net decreased $3.4 million, or 1%, to $277.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was in line with growth in premium, increased claim costs and the impact of an extra-contractual car claim liability related to pre-acquisition Metromile, offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril and pet lines of business. Net incurred losses in 2024 also included $3.5 million from Hurricane Helene and $4.0 million from Hurricane Beryl.

Other Insurance Expense
Other insurance expense increased $17.6 million, or 30%, to $76.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 consistent with growth in premium. Professional fees, and other increased by $5.9 million, or 33%, as compared to the year ended December 31, 2023, primarily in support of growth and expansion initiatives. Credit card processing fees increased $4.3 million, or 33%, as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceded commissions also increased by $3.8 million, or 38% as compared to the year ended December 31, 2023, consistent with growth in business. Employee-related expense, including stock based compensation, increased by $3.6 million, or 20%, as compared to the year ended December 31, 2023, driven by an increase in underwriting staff to support our continued growth.
Sales and Marketing
Sales and marketing expense increased $64.4 million, or 63%, to $166.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Expense related to brand and performance advertising increased by $66.3 million, or 120%, as a result of increased spending on search advertising and other customer acquisition channels. Software costs increased by $1.4 million, or 82% as compared to December 31, 2023. Fees paid to contractors increased by $1.2 million, or 100% as compared to December 31, 2023. Employee-related expense, including stock-based compensation decreased by $3.7 million or 11%, as compared to the year ended December 31, 2023, due to reduced headcount.

Technology

Technology development expense decreased $3.0 million, or 3%, to $85.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Employee-related expense, including stock based compensation, net of capitalized costs for the development of internal-use software, decreased $1.6 million, or 2%, as compared to the year ended December 31, 2023, driven by decrease in payroll and stock compensation expense for product, engineering, design and quality assurance personnel. Hosting and development costs also decreased $1.0 million, or 11%, as compared to the year ended December 31, 2023.
General and Administrative
General and administrative expense decreased $4.8 million, or 4%, to $124.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. During the third quarter of 2023, we recognized nonrecurring items which include an asset impairment charge on the right-of-use asset related to the San Francisco office in the amount of $3.7 million and an accrual for a potential liability claim of $3.0 million related to Metromile. Bad debt expense increased by $2.9 million, or 36%, as compared to the year ended December 31, 2024.
Income tax

Income tax (benefit) expense decreased $8.8 million, or 124%, from $7.1 million income tax expense for the year ended December 31, 2023 to $1.7 million income tax benefit for the year ended December 31, 2024, due to decrease in the liability for uncertain tax positions due to updated benchmarking analyses in the current year.

Net loss

Net loss decreased $34.7 million, or 15%, to $202.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the factors described above.

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
Adjusted Gross Profit and Adjusted Gross Profit Margin
We define adjusted gross profit, a non-GAAP financial measure, as gross profit excluding net investment income, interest income and other income, plus fixed costs and overhead associated with our underwriting operations including employee-related expense, professional fees and other, and depreciation and amortization allocated to cost of revenue, and other adjustments that we would consider to be unique in nature. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business and without the volatility of investment income. We use adjusted gross profit as a key measure of our progress towards profitability and to consistently evaluate the variable contribution to our business from underwriting operations from period to period.

We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue.
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Year Ended December 31,
	2024	2023
	($ in millions)
Total revenue	$526.5	$429.8
Adjustments:
Loss and loss adjustment expense, net	$(277.0)	$(280.4)
Other insurance expense	(76.8)	(59.2)
Depreciation and amortization	(5.8)	(6.1)
Gross profit	$166.9	$84.1
Gross profit margin (% of total revenue)	32%	20%
Adjustments:
Net investment income	$(34.0)	$(24.7)
Interest income and other income	(9.3)	(4.1)
Employee related expense	21.8	18.2
Professional fees and other	23.7	17.8
Depreciation and amortization	5.8	6.1
Adjusted gross profit	$174.9	$97.4
Adjusted gross profit margin (% of total revenue)	33%	23%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Year Ended December 31,
	2024	2023
	($ in millions)
Numerator: Adjusted gross profit	$174.9	$97.4
Denominator: Gross earned premium	$827.3	$672.3
Ratio of Adjusted Gross Profit to Gross Earned Premium	21%	14%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, change in fair value of warrants liability, amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile Acquisition, and other non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from Adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use Adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented.

	Year Ended December 31,
	2024	2023
	($ in millions)
Net loss	$(202.2)	$(236.9)
Adjustments:
Income tax expense	(1.7)	7.1
Depreciation and amortization	20.0	20.0
Stock-based compensation (1)	64.5	59.9
Interest expense	6.2	0.4
Interest income and others	(6.2)	(3.6)
Net investment income	(34.0)	(24.7)
Change in fair value of warrants liability	—	(0.3)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.4)	(1.2)
Other adjustments (2) (3)	4.1	6.7
Adjusted EBITDA	$(149.7)	$(172.6)

(1) Includes compensation expense related to warrant shares of $6.5 million and $2.5 million for the years ended December 31, 2024 and 2023.
(2) Includes asset impairment charge of $3.7 million related to the San Francisco office sublease (Note 22) and $3.0 million accrual for a potential liability claim, both related to Metromile for the year ended December 31, 2023.
(3) Includes $3.9 million extra-contractual car claim liability related to pre-acquisition Metromile, and asset impairment charge of $0.3 million related to a portion of the New York office sublease (Note 22), net of gain on termination of lease for the year ended December 31, 2024.

Liquidity and Capital Resources
As of December 31, 2024, we had $385.7 million in cash and cash equivalents, and $634.9 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third-party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150.0 million of financing will be provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140.0 million will be provided for our sales and marketing growth efforts through December 31, 2025, and was further amended and restated in April 2024 and June 2024 to clarify certain provisions and all material terms and conditions remain unchanged. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. As of December 31, 2024, we had $83.4 million of outstanding borrowings under the Amended and Restated Agreement with GC. We believe our existing cash and cash equivalents as of December 31, 2024 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This belief is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of December 31, 2024, cash and investments held by these companies was $593.9 million, of which $271.4 million is held as regulatory surplus.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder's surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer's assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2024, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	December 31,
	2024	2023
	($ in millions)
Net cash used in operating activities	$(11.4)	$(119.1)
Net cash provided by investing activities	$40.6	$88.7
Net cash provided by financing activities	$87.7	$15.4

Operating Activities
Cash used in operating activities was $11.4 million for the year ended December 31, 2024, a decrease of $107.7 million from $119.1 million for the year ended December 31, 2023. This reflected the $34.7 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from year ended December 31, 2024 compared to year ended December 31, 2023 was primarily due to claims payments and settlements with our reinsurance partners, offset by collection of premiums and recoveries from reinsurance partners.
Cash used in operating activities was $119.1 million for the year ended December 31, 2023, a decrease of $43.9 million from $163.0 million for the year ended December 31, 2022. This reflected the $60.9 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from the year ended December 31, 2023 compared to December 31, 2022 was primarily due to claims payments, settlements with our reinsurance partners, and decreased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash provided by investing activities was $40.6 million for the year ended December 31, 2024 primarily due to proceeds from sales and maturities of U.S. and non-US government obligations, corporate debt securities, asset-backed securities, short term investments, offset by purchases of U.S. and non-US government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the year.

Cash provided by investing activities was $88.7 million for the year ended December 31, 2023 primarily due to proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments, offset by purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment purchased during the year.
Financing Activities
Cash provided by financing activities was $87.7 million for the year ended December 31, 2024 primarily due to borrowings under the Amended and Restated Agreement with GC and proceeds from stock exercises.
Cash provided by financing activities was $15.4 million for the year ended December 31, 2023 primarily due to borrowings under the financing agreement and proceeds from stock exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We currently have a financing agreement with GC, the Amended and Restated Agreement with GC (see “Note 14 - Borrowings under financing agreement”). To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,010.9 million in cash and cash equivalents, and investments available at December 31, 2024. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2024, and the effect of such obligations are expected to have on our liquidity and cash flows in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	($ in millions)
Unpaid losses and loss adjustment expense(1)	$298.1	$206.1	$81.1	$7.8	$3.1
Borrowings under financing agreement	83.4	40.1	43.3	—	—
Operating lease commitments	27.0	9.0	10.0	7.3	0.7
Total	$408.5	$255.2	$134.4	$15.1	$3.8
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2024 and do not include any allowance for claims for future events within the time period specified. Accordingly, we expect that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

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

The following tables summarize our gross and net reserves for unpaid loss and LAE as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$101.7	34%	$48.4	33%
IBNR	196.4	66%	100.2	67%
Total reserves	$298.1	100%	$148.6	100%

	December 31, 2023
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$93.3	36%	$46.7	33%
IBNR	169.0	64%	95.4	67%
Total reserves	$262.3	100%	$142.1	100%
We have assessed the impact of potential reserve deviations from our carried reserve at December 31, 2024. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. Due to our contractual arrangements with our reinsurers, the sensitivity analysis results in no change to our previous income or stockholders' equity.
The amount by which estimated losses differ from those originally reported for a period is known as "Development”.
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

The following tables summarize our Gross Ultimate Losses and LAE, and Net Ultimate Losses and LAE as of December 31, 2024 and 2023, respectively.

Gross Ultimate Losses and LAE
	($ in millions)
	Calendar Year			Development
Accident Year	2024	1.4	2023	2023 to 2024
2016	$—		$—	$—
2017	4.6		4.5	0.1
2018	25.9		22.5	3.4
2019	60.1		61.5	(1.4)
2020	119.2		121.0	(1.8)
2021	263.3		264.1	(0.8)
2022	437.1		431.3	5.8
2023	559.1		578.3	(19.2)
2024	618.1		N/A	N/A
				$(13.9)

Net Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2024	2023	2023 to 2024
2016	$3.3	$2.3	$1.0
2017	39.7	26.1	13.6
2018	55.5	39.6	15.9
2019	77.8	71.5	6.3
2020	68.5	72.1	(3.6)
2021	152.8	154.7	(1.9)
2022	211.3	209.9	1.4
2023	266.5	274.2	(7.7)
2024	278.2	N/A	N/A
			$25.0

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

Goodwill represents the excess of purchase price over the fair value of net assets acquired from our acquisition. Goodwill is not amortized, but instead is reviewed for impairment at the reporting unit level on an annual basis, during the fourth quarter, or more frequently if indicators of impairment exist. The annual impairment test for goodwill is initially completed through a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If facts and circumstances determine that it is not more likely than not that a reporting unit fair value is less than its carrying amount, then additional testing of goodwill is not required. However, if we determine that it is more likely than not that the value of a reporting unit is less than the carrying amount, then we will perform a quantitative analysis. The quantitative analysis compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds the book value, goodwill is considered not impaired. However, if the book value exceeds the fair value of a reporting unit, an impairment loss will be recognized in the amount of the excess book value over fair value limited by the total amount of goodwill for the reporting unit.

Stock-based compensation
We account for stock-based compensation in accordance with ASC Topic 718, "Compensation — Stock Compensation”. Stock options are mainly awarded to employees and members of our board of directors and measured at fair value at each grant date. We calculate the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for share options is generally four years. We recognize forfeitures as they occur.
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

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2024, this change would not have a material effect on the fair value of our investments as of that date.

Credit Risk

We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2024 and 2023, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lemonade, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Valuation of Incurred but Not Reported Reserves

Description of the Matter
At December 31, 2024, the Company’s unpaid losses and loss adjustment expenses balance was $298.1 million, of which a significant portion relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which is comprised of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 4 of the consolidated financial statements, there is inherent complexity and subjectivity in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate of IBNR reserves is subject to a number of variables, including historical trends involving claims reported, average case incurred amounts, case development, severity and payment patterns.

Auditing management’s best estimate of the IBNR reserves involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s assumptions which have a significant effect on the valuation of the IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the IBNR reserves, including, among others, the controls management has in place for the methods and assumptions used in estimating the IBNR reserves.

To test the IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection of actuarial methods and assumptions used in their analysis. We also independently calculated a range of reasonable reserve estimates and performed independent projections for certain lines of business. We compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate.

/s/ Ernst & Young LLP We have served as the Company's auditor since 2015.
New York, New York
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lemonade, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lemonade, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in Item 15(a)(2) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 26, 2025

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	December 31,
	2024	2023
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $607.1 million and $632.0 million as of December 31, 2024 and 2023, respectively)	$607.4	$627.4
Short-term investments (cost: $27.5 million and $45.8 million as of December 31, 2024 and 2023, respectively)	27.5	45.8
Total investments	634.9	673.2
Cash, cash equivalents and restricted cash	385.7	271.5
Premium receivable, net of allowance for credit losses of $2.8 million and $2.5 million as of December 31, 2024 and 2023, respectively	301.2	222.0
Reinsurance recoverable	170.4	138.4
Prepaid reinsurance premium	253.6	196.3
Deferred acquisition costs	12.2	8.8
Property and equipment, net	16.1	17.4
Intangible assets	13.6	22.9
Goodwill	19.0	19.0
Other assets	42.4	63.8
Total assets	$1,849.1	$1,633.3

Liabilities and Stockholders' Equity
Unpaid losses and loss adjustment expenses	$298.1	$262.3
Unearned premium	455.0	353.7
Trade payables	4.5	0.6
Funds held for reinsurance treaties	219.6	128.8
Deferred ceding commission	65.6	41.4
Ceded premium payable	23.8	23.2
Borrowings under financing agreement	83.4	14.9
Other liabilities and accrued expenses	105.7	99.5
Total liabilities	1,255.7	924.4
Commitments and contingencies (Note 21)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2024 and 2023; 72,720,866 shares and 70,163,703 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	1,898.3	1,814.5
Accumulated deficit	(1,298.8)	(1,096.6)
Accumulated other comprehensive loss	(6.1)	(9.0)
Total stockholders' equity	593.4	708.9
Total liabilities and stockholders' equity	$1,849.1	$1,633.3
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue
Net earned premium	$370.6	$315.2	$172.4
Ceding commission income	91.1	69.8	64.1
Net investment income	34.0	24.7	8.4
Commission and other income	30.8	20.1	11.8
Total revenue	526.5	429.8	256.7

Expense
Loss and loss adjustment expense, net	277.0	280.4	167.3
Other insurance expense	76.8	59.2	44.0
Sales and marketing	166.3	101.9	138.3
Technology development	85.8	88.8	79.6
General and administrative	124.5	129.3	122.3
Total expense	730.4	659.6	551.5
Loss before income taxes	(203.9)	(229.8)	(294.8)
Income tax (benefit) expense	(1.7)	7.1	3.0
Net loss	$(202.2)	$(236.9)	$(297.8)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in fixed maturities	5.6	18.6	(18.4)
Foreign currency translation adjustment	(2.7)	—	$(5.8)
Comprehensive loss	$(199.3)	$(218.3)	$(322.0)

Per share data:
Net loss per share attributable to common stockholders — basic and diluted	$(2.85)	$(3.40)	$(4.59)

Weighted average common shares outstanding — basic and diluted	71,023,115	69,658,912	64,921,524
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
($ in millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	61,660,996	$—	$1,553.5	$(561.9)	$(3.4)	$988.2
Issuance of common stock from acquisition of Metromile (Note 5)	6,901,934	—	137.7	—	—	137.7
Exercise of stock options and distribution of restricted stock units	712,100	—	3.6	—	—	3.6
Stock-based compensation	—	—	59.3	—	—	59.3
Net loss	—	—	—	(297.8)	—	(297.8)
Other comprehensive loss	—	—	—	—	(24.2)	(24.2)
Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)	$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	888,673	—	0.5	—	—	0.5
Stock-based compensation	—	—	59.9	—	—	59.9
Net loss	—	—	—	(236.9)	—	(236.9)
Other comprehensive income	—	—	—	—	18.6	18.6
Balance as of December 31, 2023	70,163,703	—	$1,814.5	$(1,096.6)	$(9.0)	$708.9
Exercise of stock options and distribution of restricted stock units	2,376,082	—	19.3	—	—	19.3
Exercise of warrant shares (Note 17)	181,081	—	—	—	—	—
Stock-based compensation	—	—	64.5	—	—	64.5
Net loss	—	—	—	(202.2)	—	(202.2)
Other comprehensive income	—	—	—	—	2.9	2.9
Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	$(6.1)	$593.4
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(202.2)	$(236.9)	$(297.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20.0	20.0	12.2
Stock-based compensation	64.5	59.9	59.3
Amortization of premium (discount) on bonds	(6.1)	(2.6)	6.7
Provision for bad debt	11.0	8.1	8.7
Asset impairment charge	0.3	3.7	—
Changes in operating assets and liabilities:
Premium receivable	(90.2)	(50.5)	(43.8)
Reinsurance recoverable	(32.0)	18.4	(52.6)
Prepaid reinsurance premium	(57.3)	(31.8)	(14.9)
Deferred acquisition costs	(3.4)	(1.9)	(0.8)
Other assets	21.2	8.9	(7.0)
Unpaid losses and loss adjustment expenses	35.8	6.1	74.0
Unearned premium	101.3	65.7	65.1
Trade payables	3.9	(0.5)	(0.7)
Funds held for reinsurance treaties	90.8	(7.2)	32.9
Deferred ceding commission	24.2	1.7	3.2
Ceded premium payable	0.6	4.8	(12.4)
Other liabilities and accrued expenses	6.2	15.0	4.9
Net cash used in operating activities	(11.4)	(119.1)	(163.0)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	98.8
Proceeds from short-term investments sold or matured	77.5	143.5	224.5
Proceeds from bonds sold or matured	336.3	349.6	138.0
Cost of short-term investments acquired	(58.1)	(71.5)	(136.7)
Cost of bonds acquired	(305.7)	(323.7)	(133.4)
Purchases of property and equipment	(9.4)	(9.2)	(10.1)
Net cash provided by investing activities	40.6	88.7	181.1
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	96.1	19.1	—
Payment on borrowings under financing agreement	(27.7)	(4.2)	—
Proceeds from stock exercises	19.3	0.5	3.6
Net cash provided by financing activities	87.7	15.4	3.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	—	(5.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	114.2	(15.0)	15.9
Cash, cash equivalents and restricted cash at beginning of year	271.5	286.5	270.6
Cash, cash equivalents and restricted cash at end of year	$385.7	$271.5	$286.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.5	$0.7	$3.4
Cash paid for interest expense on borrowings under financing agreement	$5.0	$0.3	$—

Non-cash transactions:
Warrants assumed from acquisition of Metromile	$—	$—	$0.3
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
The Company consists of the following entities, which support Lemonade, Inc.'s operations in the United States, Europe and the United Kingdom: (1) Lemonade Insurance Company (“LIC”), a licensed and regulated stock property and casualty insurance company in New York and in all other states where the Company's insurance products are available; (2) Lemonade Insurance Agency, LLC, a licensed insurance agent in New York and in all other states where LIC’s insurance products are available, and also acts as agent for other insurance companies in distributing their insurance products; (3) Lemonade Ltd., a company organized under the laws of Israel which provides technology, research and development, management, marketing and other services to the companies in the group; (4) Lemonade Insurance N.V., a Netherlands public limited company; (5) Lemonade Agency B.V., a Netherlands private limited liability company, (6) Lemonade B.V., a Netherlands private limited liability company; (7) Lemonade Life Insurance Agency, LLC, a limited liability company which acts as the distribution and marketing agent for the sale and servicing of life insurance products; (8) Lemonade E&S Insurance Agency, LLC, a limited liability company licensed as an excess and surplus lines insurance broker; (9) Metromile, LLC, a limited liability company, which is an intermediate holding company for other entities; (10) Metromile Operating Company, a corporation, which provides certain services for its subsidiaries; (11) Metromile Insurance Company (“MIC”), a stock property and casualty insurance company in Delaware and all other states where MIC’s insurance products are available; (12) Metromile Insurance Services LLC, a limited liability company licensed as an insurance agent in California and in all other states where MIC’s insurance products are available, and acts as an agent for other insurance companies in distributing their insurance products; (13) Metromile Enterprise Solutions, LLC, a California limited liability company; (14) Lemonade Tech B.V., a Netherlands private limited liability company which provides technology, research and development services to the companies in the group; and (15) Lemonade Re SPC, a Cayman Islands entity which is licensed to underwrite risks assumed from related parties through the set up of segregated portfolios.
2. Basis of Presentation
The Company presents its financial statements on a consolidated basis including all of its wholly-owned subsidiaries and a variable interest entity for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. All foreign currency amounts in the consolidated statements of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the consolidated balance sheets have been translated using the spot rate at the end of the year. All figures expressed, except share amounts are represented in U.S. dollars in millions.
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

3. Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company's consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, intangible assets, uncertain tax position and valuation allowance on deferred tax assets.
4. Summary of Significant Accounting Policies
Segment information
The Company's chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages the operations, allocate resources, and evaluate financial performance on a company-wide basis. The Company operates in one reporting segment within the United States, Europe, including the United Kingdom, providing insurance products to customers through various sales channels. See Note 24 for additional information.
Cash, cash equivalents and restricted cash
The following represents the Company's cash, cash equivalents and restricted cash as of December 31, 2024 and 2023, ($ in millions).

	December 31,
	2024	2023
Cash and cash equivalents	$376.0	$264.5
Restricted cash	9.7	7.0
Total cash, cash equivalents and restricted cash	$385.7	$271.5
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company's restricted cash primarily relates to insurance policy premiums collected by the Company that it holds in a segregated cash account for transmittal to the underwriting carrier, or settlement of insurance related claims. The Company also has restricted cash relating to security deposits for certain office leases. The carrying value of restricted cash approximates fair value.

Investments
Investments consist of fixed maturity securities and short-term investments. The Company considers all of its fixed maturity securities as available-for-sale and are carried at fair value. Fixed maturity securities consist of securities with an initial fixed maturity of more than one year. Unrealized gains and losses related to bonds are included in accumulated other comprehensive income as a separate component of stockholders' equity. The discount or premium on bonds is amortized using the effective yield method. Short-term investments, which may include commercial paper, certificates of deposit, and fixed maturity securities with an initial maturity of one year or less, are carried at amortized cost, which approximates fair value.
The fair value of bonds is principally derived from market price data for identical assets from exchange or dealer markets and from market observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals. For certain bonds for which market prices are not readily available, if applicable, market values are principally estimated using values obtained from independent pricing services, broker quotes and internal estimates.

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
Premium receivable
Premium receivable is reported net of an allowance for estimated uncollectible premium amounts. Premiums receivable are short-term in nature and due within a year. Allowance is based upon the ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Allowance for credit losses amounted to $2.8 million as of December 31, 2024 and $2.5 million as of December 31, 2023.
Reinsurance
Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the Company from its obligations to policyholders. Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”) and prepaid reinsurance premium, is reported as an asset. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company has no historical experience on credit losses from reinsurance recoverables and has not recorded any allowance for uncollectible reinsurance recoverable as of December 31, 2024 and December 31, 2023.

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
Deferred acquisition costs
Direct acquisition costs, which primarily consist of commissions and premium taxes, related to each policy the Company successfully writes are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income. If any such costs are determined not to be recoverable they are charged to expense. Anticipated net loss and loss adjustment expense and estimated remaining costs of servicing contracts are considered when evaluating recoverability of deferred acquisition costs. The amount of deferred acquisition costs amortized to income was $30.5 million, $21.8 million, and $17.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in “Other insurance expense” on the consolidated statements of operations and comprehensive loss.
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

Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or such as a change in business circumstances that indicates the carrying value of the assets may not be recoverable. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. There were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable for the years ended December 31, 2024 and 2023.

Intangible assets subject to amortization are amortized over the estimated useful life and reviewed for impairment when indicators exist.

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired. Goodwill is not amortized, but instead is reviewed for impairment at the reporting unit level on an annual basis, during the fourth quarter, or more frequently if indicators of impairment exist. The annual impairment test for goodwill is initially completed through a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If facts and circumstances determine that it is not more likely than not that a reporting unit fair value is less than its carrying amount, then additional testing of goodwill is not required. However, if the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value, then the Company will perform a quantitative analysis. The quantitative analysis compares the estimated fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, there is no impairment on recorded goodwill. However, if the carrying value exceeds the fair value of a reporting unit, an impairment loss will be recognized in the amount of the excess carrying value over fair value limited by the total amount of goodwill for the reporting unit. The Company elected to bypass the qualitative assessment allowed under the guidance and performed a quantitative goodwill impairment assessment during the fourth quarter of 2024, and estimated the fair value of the reporting unit using the income approach, based on the discounted cash flow valuation techniques, and the market valuation approach. Based on the quantitative analysis, the estimated fair value exceeded the carrying value of the reporting unit and concluded that there was no impairment of the recorded goodwill as of December 31, 2024.

Variable Interest
The Company accounts for its variable interest entity (“VIE”) in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which requires consolidation of VIEs by the primary beneficiary. A VIE is an entity where the investor lacks certain essential characteristics of a controlling financial interest, which may include a simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company consolidates the VIE in its consolidated financial statements when it is determined to be the primary beneficiary. The Company reassesses its determination of whether the Company is the primary beneficiary of a VIE, upon changes in facts and circumstances that could potentially alter the Company’s assessment.
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

Contingent liabilities
The Company accounts for its contingent liabilities in accordance with ASC Topic 450, Contingencies (“ASC 450”). A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders.
Employee related obligations
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees based in the United States. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. The matching contributions made by the Company amounted to $2.6 million, $2.6 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Revenue
Premium is earned on a pro-rata basis over the term of the related insurance coverage. Unearned premium and prepaid reinsurance premium represent the portion of gross premium written and ceded premium written, respectively, related to the unexpired terms of related policies. Premium ceded to third party reinsurers is reported as a reduction of earned premium.
A premium deficiency is recognized if the sum of expected loss and loss adjustment expense, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premium. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency as of December 31, 2024 and 2023.
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

Other income consists of fees collected from policyholders relating to installment premiums, and are recognized at the time each policy installment is billed. Other income also includes net realized gains or losses from sale of investments, interest income and sublease income (Note 22).

Other insurance expense
Other insurance expense consists of the amortization of deferred acquisition costs, which includes commissions and premium taxes incurred on the successful acquisition of business written on a direct basis, and merchant processing fees. Other insurance expense also includes employee compensation, including stock-based compensation and benefits, of the Company's underwriting teams, as well as allocated occupancy costs and related overhead costs based on headcount.
Sales and marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $121.5 million, $55.2 million and $88.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Leases
The Company determines whether an arrangement is, or includes, a lease at its inception in accordance with ASC Topic 842, Leases (“ASC 842”). Operating lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Right-of-Use (“RoU”) assets are equal to the operating lease liabilities with certain adjustments made for prepaid rent, lease incentives, or initial direct costs, as applicable. Operating lease RoU assets are presented under “Other assets” (Note 12) and Operating lease liabilities are presented under “Other Liabilities and Accrued Expenses” (Note 15). To determine the present value of lease payments, the Company uses an estimated incremental borrowing rate for leases of office spaces, as the rate implicit in the leases is not determinable, which is derived from information available at the lease commencement date. For certain leases that contain options to extend, the options are included in operating lease liabilities only if the Company is reasonably certain that the option will be exercised. Variable lease costs are recorded as expense when the events determining the amount of variable consideration have to be paid have occurred and are not included in the Company’s operating lease liabilities. The Company accounts for the lease and non-lease components as a single lease component for leases for real estate. Operating lease expense is recognized on a straight-line basis over the lease term.
Income from operating subleases where the Company is the sublessor is recognized on a straight-line basis over the lease term, which is presented under “Other Income” in the consolidated statements of operations and comprehensive income.
Operating lease RoU assets are evaluated for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The carrying amount of an asset group, which includes the operating lease RoU asset is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group over the life of the primary asset in the asset group. The assessment is based on the carrying amount of the asset group, including the operating lease RoU asset and the related operating lease liability, at the date it is tested for recoverability and an impairment loss is measured and recognized as the amount by which the carrying amount of the asset group exceeds its fair value. Any impairment loss is allocated to each asset in the asset group, including the operating RoU asset, on a pro-rata basis.
Accounting for stock-based compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Stock options are mainly awarded to employees and members of the Company's board of directors and measured at fair value at each grant date. The Company calculates the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for share options is generally four years. The Company recognizes forfeitures as they occur.
The Black-Scholes option-pricing model requires the Company to make a number of assumptions, including the value of the Company's common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. The expected option term was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, in accordance with ASC 718. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s history. The Company has not paid dividends and has no foreseeable plans to pay dividends. For restricted stock awards, the Company utilizes the fair value of the Company’s common stock on the date of grant to establish the fair value of the award.

Nonemployee stock-based compensation transactions in which the Company receives goods or services as consideration for its own equity instruments are accounted for as stock-based compensation transactions. The Company establishes and measures the fair value of these equity instruments at grant date, and is not remeasured. The fair value of a nonemployee award is estimated using the Black-Scholes option pricing model, which uses various inputs including the fair value of the Company’s common stock at grant date, contractual term, estimated volatility, risk-free interest rate and expected dividend yields of the common stock. The Company recognizes compensation expense over the vesting period subject to certain vesting events and thresholds, for each of the installment for a period of five years. The Company does not apply forfeiture for these awards given the nature of the vesting events and thresholds under the agreements (Notes 16 and 17).

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

Income taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. The Company assessed the positive and negative evidence of the realizability of the deferred tax assets amounts and determined that a valuation allowance was required. Accordingly, the Company provided a full valuation allowance against its deferred tax assets as of December 31, 2024 and 2023.
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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022.
Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, requiring disclosure of significant expenses for each reportable segment and amount regularly provided to the CODM and included in the reported measure(s) of the segment profit or loss. This ASU also clarifies that single reportable segment entities are subject to the required disclosures in its entirety under ASC Topic 280. The ASU does not change the identification and determination of its operating segments, aggregation of operating segment or application of quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023. Amendments in the ASU apply retrospectively to all period presented in the financial statements unless impracticable to do so. The Company adopted this new disclosure guidance and applied the amendments retrospectively to all prior periods presented. See Note 24 - Segment Information.

Recently Issued Accounting Pronouncements Pending Adoption

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

In December 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures in the financial statements which disaggregates information underlying certain relevant income statement expense caption in tabular format. This ASU is effective for annual period beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

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

The following table presents the allocation of purchase consideration recorded on the consolidated balance sheet as of the Acquisition Date ($ in millions):

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
The amounts allocated to intangible assets were as follows ($ in millions):

	Fair Value	Weighted-Average Useful Life
Technology	$28.0	3 to 5 years
Insurance licenses	7.5	N/A
Total	$35.5

The Company also performed a quantitative goodwill impairment assessment during the fourth quarter of 2023 and 2024, primarily using projections of discounted cash flows to estimate the fair value of the reporting unit. The estimated fair value exceeded the carrying value of the reporting unit and concluded that goodwill was not impaired as of and for the years ended December 31, 2024 and December 31, 2023.
The results of operations for Metromile of $35.0 million of revenue and $36.4 million of net loss from the Acquisition Date to year ended December 31, 2022, have been included within the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred transaction and integration costs of approximately $8.4 million for the year ended December 31, 2022. These expenses were included in “General and administrative expenses” within the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

The unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the year ended December 31, 2022 as if the Metromile Acquisition had occurred on January 1, 2022. The pro forma financial information is not necessarily indicative of the Company’s operating results that may have actually occurred had the Metromile Acquisition been completed on January 1, 2022. The unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Metromile. Unaudited pro forma total revenue and net loss amounted to $309.3 million and $383.0 million for the year ended December 31, 2022, respectively. The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2022 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

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
6. Investments
Unrealized gains and losses

The following tables present cost or amortized cost and fair values of investments in fixed maturities at December 31, 2024 and 2023, respectively ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2024
Corporate debt securities	$470.6	$1.3	$(1.1)	$470.8
U.S. Government obligations	107.6	0.3	(0.2)	107.7
Asset-backed securities	22.9	—	—	22.9
Non-U.S. government obligations	6.0	—	—	6.0
Total	$607.1	$1.6	$(1.3)	$607.4

December 31, 2023
Corporate debt securities	$453.6	$1.3	$(5.0)	$449.9
U.S. Government obligations	176.8	0.4	(1.3)	175.9
Asset-backed securities	1.6	—	—	1.6
Non-U.S. government obligations	—	—	—	—
Total	$632.0	$1.7	$(6.3)	$627.4
Gross unrealized losses for investments in fixed maturities was $1.3 million and $6.3 million as of December 31, 2024 and 2023. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.

Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of December 31, 2024 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Cost or Amortized Cost	Fair Value
Due in one year or less	$233.1	$233.1
Due after one year through five years	373.8	374.1
Due after five years through ten years	0.2	0.2
Due after ten years	—	—
Total	$607.1	$607.4

Aging of gross unrealized losses
The following tables present the gross unrealized losses and related fair values for the Company's investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2024 and 2023 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Corporate debt securities	$149.4	$(0.6)	$53.0	$(0.5)	$202.4	$(1.1)
U.S. Government obligations	27.6	(0.2)	—	—	27.6	(0.2)
Asset-backed securities	5.8	—	—	—	5.8	—
Non-U.S. government obligations	—	—	—	—	—	—
Total	$182.8	$(0.8)	$53.0	$(0.5)	$235.8	$(1.3)

December 31, 2023
Corporate debt securities	$89.0	$(1.2)	$178.3	$(4.0)	$267.3	$(5.2)
U.S. Government obligations	79.6	(0.2)	57.7	(0.9)	137.3	(1.1)
Asset-backed securities	—	—	0.2	—	0.2	—
Non-U.S. government obligations	—	—	—	—	—	—
Total	$168.6	$(1.4)	$236.2	$(4.9)	$404.8	$(6.3)
As of December 31, 2024, 136 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $0.5 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively. The Company determined that unrealized losses on investment in fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investments in fixed maturities before the recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the years ended December 31, 2024 and 2023.

Net investment income
An analysis of net investment income follows ($ in millions):

	December 31,
	2024	2023	2022
Interest on cash and cash equivalents	$8.3	$4.2	$1.2
Fixed maturities	24.4	17.0	5.7
Short-term investments	1.6	3.8	1.9
Total	34.3	25.0	8.8
Investment expense	0.3	0.3	0.4
Net investment income	$34.0	$24.7	$8.4
Investment gains and losses
The Company had pre-tax realized capital gains of $0.1 million for the year ended December 31, 2024, and pre-tax realized capital losses of $0.6 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

Special deposits
Bonds with a total carrying value of $12.2 million and $11.7 million at December 31, 2024 and 2023, respectively, which are included in fixed maturities available-for-sale on the consolidated balance sheets, were deposited with various state insurance departments, as required, to comply with state insurance laws. The carrying value of bonds deposited with each respective state is as follows ($ in millions):

	December 31,
U.S. State	2024	2023
Delaware	$2.8	$2.8
New York	2.6	2.9
Washington	1.2	1.2
Colorado	1.1	1.1
Virginia	0.9	0.8
New Mexico	0.7	0.7
New Jersey	0.6	0.6
North Carolina	0.6	0.6
Nevada	0.4	0.2
Ohio	0.4	—
Arkansas	0.3	0.1
Florida	0.2	0.2
Massachusetts	0.2	0.2
Kansas	0.1	0.2
Kentucky	0.1	0.1
Total	$12.2	$11.7

Restricted investments

Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive (see Note 8) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $81.3 million and $82.2 million as of December 31, 2024 and 2023, respectively.

7. Fair Value Measurements
The following tables present the Company's fair value hierarchy for financial assets and liabilities measured as of December 31, 2024 and 2023 ($ in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$470.8	$—	$470.8
U.S. Government obligations	—	107.7	—	107.7
Asset-backed securities	—	22.9	—	22.9
Non U.S. government obligations	—	6.0	—	6.0
Fixed maturities	—	607.4	—	607.4
Short term investments	—	27.5	—	27.5
Total	$—	$634.9	$—	$634.9

Financial Liabilities:
Warrant liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability classified as Level 1 amounted to less than $0.1 million as of December 31, 2024.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$449.9	$—	449.9
U.S. Government obligations	—	175.9	—	175.9
Asset-backed securities	—	1.6	—	1.6
Non U.S. government obligations	—	—	—	—
Fixed maturities	—	627.4	—	627.4
Short term investments	—	45.8	—	45.8
Total	$—	$673.2	$—	$673.2

Financial Liabilities:
Warrant liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability classified as Level 1 amounted to less than $0.1 million as of December 31, 2023.
The fair value of all our different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2024. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2023, other than the public and private warrants previously reported as Level 3 as discussed below.
Warrant liability
As part of the Metromile Acquisition as discussed in Note 5, public and private warrants were assumed from Metromile. These warrants do not meet the criteria for equity treatment and are recorded as a liability and presented under “Other liabilities and accrued expenses” on the consolidated balance sheets. These warrants are measured at fair value on a recurring basis at the end of each reporting period, with changes in fair value recognized and presented under “General and administrative expenses” in the consolidated statement of operations and comprehensive loss.

The public warrants liability is classified as Level 1 for fair value hierarchy disclosure purposes due to the use of an observable market quote in an active market, following the listing of the public warrants on New York Stock Exchange American in March 2023. The Company also reclassified the private warrants liability from Level 3 to Level 2, as the Company utilizes the observable prices of the public warrants in deriving the value of the private placement warrants.

The following table below presents the change in fair value of the warrant liability ($ in millions):

	December 31,
	2024	2023
Balance as of January 1	$—	$0.3
Change in fair value	—	(0.3)
Balance as of December 31 (1)	$—	$—

(1) Fair value of warrant liability amounted to less than $0.1 million as of December 31, 2024 and 2023.
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

Whole Account Quota Share Reinsurance Contracts

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

Property Per Risk Excess of Loss and Auto Facultative PPR Reinsurance Contracts

LIC and LINV entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC entered into an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 are 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was renewed with LIC and MIC at similar terms effective July 1, 2024 and will expire on June 30, 2025. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024, and was not renewed.

Excess of Loss Reinsurance Contract

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

The Company entered into a reinsurance program to protect against catastrophe risk in the U.S. that exceed $80,000,000 in losses effective July 1, 2022 which expired on June 30, 2023.

Captive

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

Reinsurance recoverable

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable. Such balance as of December 31, 2024 and 2023 are presented in the table below ($ in millions).

	December 31,
	2024	2023
Reinsurance recoverable on paid losses	$20.9	$18.2
Ceded unpaid loss and LAE	149.5	120.2
Total reinsurance recoverable	$170.4	$138.4

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company has the following unsecured reinsurance recoverable balances from reinsurers at December 31, 2024 and 2023 with a majority of the reinsurers having A.M. Best rating of A (Excellent) or better ($ in millions):

AM Best Rating		December 31,
	Reinsurer	2024	2023
A+	Hannover Rueck SE	$104.0	$126.6
A	MAPFRE Re, Compania De Reaseguros S.A.	34.0	27.2
A+	Swiss Reinsurance America Corporation	26.3	20.1
NR	Lloyd's Underwriter Syndicate no. 2791 MAP	2.7	1.7
A+	Aviva Insurance Limited	2.1	0.9
A++	Tokio Marine & Nichido Fire Insurance Company Limited	1.9	0.1
NR	Lloyd's Underwriter Syndicate no. 1084 CSL	1.1	1.6
A++	The Travellers Indemnity Company	0.4	0.4
A+	Odyssey Reinsurance Company	0.2	0.1
A+	Lloyd's Underwriter Syndicate No. 2001 AML	0.2	0.4
		$172.9	$179.1
	Other reinsurers	0.4	1.3
		$173.3	$180.4

Premium written, earned and losses and LAE incurred
The impact of reinsurance treaties on the Company's consolidated statements of operations and comprehensive income is as follows ($ in millions):

	December 31,
	2024	2023	2022
Premium written:
Direct	$916.4	$730.9	$555.6
Assumed	12.6	7.5	0.1
Ceded	(513.9)	(389.1)	(333.1)
Net premium written	$415.1	$349.3	$222.6

Premium earned:
Direct	$815.9	$667.2	$490.5
Assumed	11.4	5.1	—
Ceded	(456.7)	(357.1)	(318.1)
Net premium earned	$370.6	$315.2	$172.4

Loss and LAE incurred:
Direct	$593.3	$563.4	$441.0
Assumed	11.7	6.0	—
Ceded	(328.0)	(289.0)	(273.7)
Net loss and LAE incurred	$277.0	$280.4	$167.3

9. Deferred Acquisition Costs
Deferred acquisition costs consist primarily of commissions and premium taxes incurred that are directly related to the successful acquisition of insurance policies written on a direct basis. The amortization of deferred acquisition costs is included in “Other insurance expense” in the consolidated statements of operations and comprehensive loss. The following table presents the policy acquisition costs deferred and amortized ($ in millions):

	December 31,
	2024	2023
Deferred Acquisition Costs:
Balance, January 1	$8.8	$6.9
Add:
Premium taxes	21.2	16.1
Direct commissions	12.7	7.6
Less:
Amortization of net deferred acquisition costs	(30.5)	(21.8)
Balance, December 31	$12.2	$8.8

Other Insurance Expense:
Amortization of net deferred acquisition costs	$30.5	$21.8
Period costs	46.3	37.4
Total other insurance expense	$76.8	$59.2
10. Property and Equipment, net
Property and equipment, net consists of the following ($ in millions):

	December 31,
	2024	2023
Computer equipment and software	$37.8	$28.6
Leasehold improvements	13.1	13.0
Furniture and equipment	3.6	4.2
	54.5	45.8
Accumulated depreciation	(38.4)	(28.4)
Property and equipment, net	$16.1	$17.4
Depreciation expense was $10.7 million, $10.2 million and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and included in “General and administrative expense” on the consolidated statements of operations and comprehensive loss.
The Company capitalized costs related to the development of internal-use software of $33.0 million and $23.9 million for the years ended December 31, 2024 and 2023, respectively. Capitalized amounts are included as a component of “Property and equipment” under “Computer equipment and software”.

11. Intangible Assets
Identifiable intangible assets consist of the following ($ in millions):

		December 31, 2024			December 31, 2023
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Insurance licenses	Indefinite	$7.5	$—	$7.5	$7.5	$—	$7.5
Trademark	Indefinite	0.6	—	0.6	0.6	—	0.6
Technology	3	28.0	22.5	5.5	28.0	13.2	14.8
VOBA	0.5	1.7	1.7	—	1.7	1.7	—
		$37.8	$24.2	$13.6	$37.8	$14.9	$22.9
Intangible assets noted in the above table were acquired as part of the Metromile acquisition except for trademark associated with the Company’s name which was acquired in 2019. The Company intends to maintain the trademark and renewals will take place as needed.

Amortization expense amounted to $9.3 million and $9.6 million for the year ended December 31, 2024 and 2023, respectively, and is included in “General and administrative expense” in the consolidated statement of operations and comprehensive loss.

As of December 31, 2024, the estimated aggregate amortization expense for the Company’s intangible assets for the next five years is as follows ($ in millions):

2025	5.5
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$5.5
12. Other Assets
Other assets consists of the following ($ in millions):

	December 31,
	2024	2023
Right-of-use assets (Note 22)	$15.2	$17.4
Prepaid expenses	8.9	12.0
Investment income due and accrued	6.7	5.5
Receivable from carriers	3.8	1.7
Security deposits	1.1	1.1
Ceding commission receivable	—	19.4
Income tax receivable	—	1.5
Other	6.7	5.2
Total other assets	$42.4	63.8

13. Unpaid Loss and Loss Adjustment Expense
The following table presents the activities in the liability for unpaid loss and loss adjustment expense (“LAE”) as of December 31, 2024 and 2023 ($ in millions):

	December 31,
	2024	2023	2022
Unpaid loss and LAE as of January 1	$262.3	$256.2	$97.9
Less: Reinsurance recoverable(1)	120.2	124.6	72.7
Net unpaid loss and LAE as of January 1	142.1	131.6	25.2
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	287.0	286.2	170.5
Prior years	(10.0)	(5.8)	(3.2)
Total incurred	277.0	280.4	167.3
Deduct: Paid losses and LAE, net of reinsurance, related to:
Current year	195.4	189.4	106.9
Prior years	74.9	80.5	30.1
Total paid	270.3	269.9	137.0
Unpaid loss and LAE, net of reinsurance recoverable acquired from Metromile	—	—	76.2
Unpaid loss and LAE, net of reinsurance recoverable, as of December 31	148.6	142.1	131.6
Reinsurance recoverable as of December 31(1)	149.5	120.2	124.6
Unpaid loss and LAE, gross of reinsurance recoverable, as of December 31	$298.1	$262.3	$256.2
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $10.0 million and $5.8 million as of December 31, 2024 and December 31, 2023, respectively. No additional premium or returned premium have been accrued as a result of prior year effects.
For the year ended December 31, 2024, current accident year incurred loss and LAE included $3.5 million from Hurricane Helene and $4.0 million from Hurricane Beryl. The net incurred loss and LAE from Hurricane Helene and Hurricane Beryl as of December 31, 2024 represents the Company's best estimates based upon available information.

For the year ended December 31, 2023, current accident year incurred loss and LAE included $10.4 million of net incurred loss and LAE from winter storm Elliott and $4.2 million from the hail storm that impacted customers in Texas. The net incurred loss and LAE from winter storm Elliott and hail storm that impacted customers in Texas as of December 31, 2023 represents the Company’s best estimates based upon available information.

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

The following is information about incurred and paid loss development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts. The Company separates home and renters claim experience from its pet claim experience when analyzing incurred and paid loss and allocated loss adjustment expenses, as there are distinct differences in the development and claim count emergence patterns. The information about incurred and paid claims development for the years ended prior to December 31, 2024 is presented as unaudited supplementary information.

Home and Renters Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

										December 31, 2024
											Cumulative Number of Reported Claims
Accident Year	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR (2)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016 (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	8
2017	—	1.7	1.7	1.7	1.7	1.7	1.7	1.7	1.6	—	1,759
2018	—	—	15.0	13.5	13.4	13.4	13.4	13.4	13.4	—	10,534
2019	—	—	—	46.0	46.1	46.3	46.3	46.1	46.2	—	19,507
2020	—	—	—	—	53.0	51.5	51.5	52.4	52.4	—	30,349
2021	—	—	—	—	—	59.4	55.9	58.4	58.6	0.2	53,497
2022	—	—	—	—	—	—	96.5	92.6	93.8	1.7	55,977
2023	—	—	—	—	—	—	—	143.2	136.5	8.2	60,623
2024	—	—	—	—	—	—	—	—	154.7	45.7	64,072
Total incurred losses and ALAE, net									$557.2	$55.8	296,326

(1)    Amounts in accident year 2016 for the years ended December 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023 and 2024 were less than $0.1 million, respectively.
(2)    IBNR, net of reinsurance as of December 31, 2024 for accident years 2016, 2017, 2018, 2019, and 2020 was less than $0.1 million.

Home and Renters Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

Accident Year	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016 (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	1.6	1.7	1.7	1.7	1.7	1.7	1.7	1.7
2018	—	—	13.2	13.3	13.4	13.4	13.4	13.4	13.4
2019	—	—	—	36.4	46.1	46.3	46.3	46.2	46.2
2020	—	—	—	—	43.1	50.2	51.3	52.0	52.1
2021	—	—	—	—	—	37.8	53.4	56.7	57.8
2022	—	—	—	—	—	—	52.7	85.5	90.7
2023	—	—	—	—	—	—	—	88.9	122.3
2024	—	—	—	—	—	—	—	—	89.1
Total paid losses and ALAE, net									$473.3
Total unpaid loss and ALAE reserves, net									$83.8
Ceded unpaid loss and ALAE									109.3
Gross unpaid loss and ALAE									$193.1

(1)    Cumulative paid loss and ALAE, net of reinsurance related to accident year 2016 was less than $0.1 million during the years ended December 31, 2016, 2017, 2018, 2019, 2020 , 2021, 2022, 2023, and 2024, respectively.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Home and renters	75%	18%	7%

Pet Incurred loss and allocated loss adjustment expense, net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

						December 31, 2024
							Cumulative Number of Reported Claims
	December 31,
Accident Year	2020	2021	2022	2023	2024	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2020	$0.7	$0.6	$1.0	$0.6	$0.7	$—	20,873
2021	—	10.0	9.7	9.5	9.5	—	196,787
2022	—	—	27.4	25.3	25.2	—	375,659
2023	—	—	—	51.9	48.9	—	510,045
2024	—	—	—	—	72.3	3.7	668,809
Total incurred losses and ALAE, net					$156.6	$3.7	1,772,173

Pet Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
Accident Year	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2020	$0.4	$0.6	$0.7	$0.7	$0.7
2021	—	7.6	9.4	9.5	9.5
2022	—	—	21.8	25.1	25.1
2023	—	—	—	45.8	48.9
2024	—	—	—	—	67.6
Total paid losses and ALAE, net					$151.8
Total unpaid loss and ALAE reserves, net					$4.8
Ceded unpaid loss and ALAE					6.2
Gross unpaid loss and ALAE					$11.0

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Pet	99%	1%	—%

Car Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance (1)
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

										December 31, 2024
											Cumulative Number of Reported Claims
Accident Year	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016 (1)	$1.6	$2.0	$1.7	$1.7	$1.7	$1.8	$2.0	$3.4	$3.3	$—	1,628
2017	—	28.6	30.0	30.2	31.4	32.3	32.5	38.0	38.1	—	29,056
2018	—	—	31.4	29.7	31.9	31.8	33.9	38.6	42.1	0.2	44,103
2019	—	—	—	24.2	24.9	23.2	24.6	33.2	31.6	0.6	51,136
2020	—	—	—	—	10.8	12.0	11.8	16.7	15.4	1.0	37,324
2021	—	—	—	—	—	75.3	75.3	86.8	84.7	3.0	43,113
2022	—	—	—	—	—	—	83.1	92.0	92.3	8.3	46,776
2023 (2)	—	—	—	—	—	—	—	79.1	81.1	10.0	39,118
2024 (2)	—	—	—	—	—	—	—	—	51.2	17.1	26,994
Total incurred losses and ALAE, net									$439.8	$40.2	319,248

(1) Table above retrospectively includes Metromile's historical incurred accident year claim information for periods presented.
(2) Includes Lemonade Re SPC incurred accident year claim information.
Car Cumulative paid loss and ALAE, net of reinsurance (1)
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$0.2	$1.2	$1.5	$1.6	$1.6	$1.7	$1.9	$2.2	$3.3
2017	—	17.3	24.3	28.1	30.1	30.8	31.7	24.6	38.3
2018	—	—	16.8	24.4	28.2	27.6	30.2	25.1	41.7
2019	—	—	—	13.5	18.7	14.5	18.8	22.3	30.7
2020	—	—	—	—	5.2	(0.9)	5.6	15.0	14.0
2021	—	—	—	—	—	38.4	58.9	77.1	80.2
2022	—	—	—	—	—	—	45.4	74.0	81.4
2023 (3)	—	—	—	—	—	—	—	43.2	58.4
2024 (3)	—	—	—	—	—	—	—	—	31.8
Total paid losses and ALAE, net									$379.8
Total unpaid loss and ALAE reserves, net (2)									$59.6
Ceded unpaid loss and ALAE									$34.1
Gross unpaid loss and ALAE									$93.7

(1) Table above retrospectively includes Metromile's historical paid accident year claim information for periods presented.
(2) Includes the fair value adjustment on insurance contract intangible liability of $1.6 million.
(3) Includes Lemonade Re SPC paid accident year claim information.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Car	54%	26%	20%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows ($ in millions):

December 31, 2024
Unpaid Loss and ALAE, net
Home and renters	$83.8
Pet	4.8
Car	60.0
148.6
Reinsurance recoverable on Unpaid Loss and ALAE, net
Home and renters	109.3
Pet	6.2
Car	34.0
149.5
Unallocated LAE	—
Gross Unpaid Loss and Loss Adjustment Expenses	$298.1

14.    Borrowings under Financing Agreement

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for the Company’s sales and marketing growth efforts. The Agreement had a commitment period of 18 months which expired on December 31, 2024 (“Original Commitment End Date”). Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement under which GC will provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. This was amended and restated in April 2024 and June 2024 to clarify certain provisions with no changes to material terms and conditions. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for sales and marketing growth efforts from January 1, 2026 to December 31, 2026 (collectively, the “Amended and Restated Agreement”). The Amended and Restated Agreement as of February 2025 contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

The Company had $83.4 million and $14.9 million of outstanding borrowings under the financing agreement as of December 31, 2024 and 2023, respectively. The Company incurred interest expense of $6.2 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, and included in “General and administrative expense” in the consolidated statements of operations and comprehensive income.

15. Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses consists of the following ($ in millions):

	December 31,
	2024	2023
Lease liabilities (Note 22)	$23.8	$28.2
Accrued advertising costs	13.4	6.2
Employee compensation	13.2	8.4
Uncertain tax position	9.7	13.3
Premium taxes payable	8.1	5.9
Payable to carriers	6.2	2.0
Accrued professional fees	5.1	5.0
Ceding commission payable	3.9	13.9
Advance premium	3.1	3.4
Reinsurance payable	2.8	0.8
Income tax payable	1.5	1.2
Other payables	14.9	11.2
Total	$105.7	$99.5
16. Stockholders' Equity
Common stock

The Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock with par value $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

The Company completed its acquisition of Metromile on July 28, 2022 in which 6,901,934 shares of Lemonade’s common stock were issued to Metromile stockholders as discussed in Note 5.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 20), of which 400,000 shares were owned as of both December 31, 2024 and 2023.

Undesignated Preferred Stock
The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value of $0.00001 per share. As of December 31, 2024 and 2023, there were no shares of undesignated preferred stock issued or outstanding.

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

17. Stock-based Compensation
Share option plans

2020 Incentive Compensation Plan
On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Incentive Compensation Plan (the “2020 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO in 2020. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards.

The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, is inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. As of December 31, 2024, there were 4,679,331 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan

On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. There were no shares issued under the 2020 ESPP as of December 31, 2024.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of December 31, 2024, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants were made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Assumed Share Option Plans
As part of the Metromile Acquisition in 2022, the Company assumed the Metromile 2011 Incentive Stock Plan (“2011 Plan”) and Metromile 2021 Incentive Stock Plan (“2021 Plan”) (collectively referred to as “Assumed Plans”). The equity awards assumed of 404,207 were granted from the respective Assumed Plans and will be settled in the Company’s common stock (Note 5). The remaining unallocated shares reserved under both the 2011 and 2021 Plan were cancelled and no new awards will be granted under these Assumed Plans.

Share-pool increase in 2020 Incentive Compensation Plan and 2020 Employee Stock Purchase Plan

On January 1, 2025, the 2020 Plan share pool was increased by 3,636,043 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2024. There was no increase in the 2020 ESPP share pool as of January 1, 2025.

Options granted to employees and non-employees
The fair value of each option granted during the year ended December 31, 2024 and 2023 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	December 31,
	2024	2023
Weighted average expected term (years)	5.8	6.0
Risk-free interest rate	4.1%	4.2%
Volatility	77%	74%
Expected dividend yield	0%	0%
Expected volatility is calculated based on implied volatility from market comparisons of certain publicly traded companies and other factors. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC 718. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company's stock options. The dividend yield assumption is based on the Company's historical and expected future dividend payouts and may be subject to substantial change in the future.
The following tables summarize activity of stock options and restricted stock units (“RSU’s”):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	9,595,257	$37.26	7.21	$10.30
Granted	1,214,367	16.12
Exercised	(945,062)	20.38
Canceled/forfeited	(488,369)	41.17
Outstanding as of December 31, 2024	9,376,193	$36.03	6.81	$106.78
Options exercisable as of December 31, 2024	5,040,028	$31.34	6.00	$60.41
Options unvested as of December 31, 2024	4,336,165	$41.48	7.75	$46.37

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2023	3,568,735	$18.76
Granted	2,598,566	21.01
Vested	(1,431,020)	19.43
Canceled/forfeited	(457,898)	17.55
Outstanding as of December 31, 2024	4,278,383	20.00
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs, including equity awards from the Assumed Plans as discussed above and warrants (Note 16), are included and classified in the consolidated statements of operations and comprehensive loss as follows ($ in millions):

	December 31,
	2024	2023	2022
Loss and loss adjustment expense, net	$2.1	$2.8	$2.7
Other insurance expense	2.5	2.2	1.6
Sales and marketing (1)	10.6	6.4	6.6
Technology development	26.2	25.7	24.4
General and administrative	23.1	22.8	24.0
Total stock-based compensation expense	$64.5	$59.9	$59.3
(1) Includes compensation expense related to warrant shares of $6.5 million and $2.5 million for the year ended December 31, 2024 and 2023.
Stock-based compensation expense classified by award type as included in the consolidated statements of operations and comprehensive loss is as follows ($ in millions):

	December 31,
	2024	2023	2022
Stock options	$29.8	$37.6	$47.8
RSUs	28.2	19.8	11.5
Warrant shares	6.5	2.5	—
Total stock-based compensation expense	$64.5	$59.9	$59.3

The total unrecognized expense for outstanding stock options and RSU’s granted to employees and nonemployee amounted to $36.3 million for stock options and $80.8 million for RSUs as of December 31, 2024, with a remaining weighted average vesting period of 0.9 years for stock options and 1.4 years for RSUs.

Warrants

In connection with the Warrant Agreement as discussed in Note 16, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 which will vest in installments on a yearly basis in increasing amounts over a period of 5 years. The Company recognized compensation expense of $6.5 million and $2.5 million related to these equity-classified warrants for the years ended December 31, 2024 and 2023, respectively. Compensation expense is recognized over the vesting period, for each of the installments, in increasing amounts over five years and presented under “Sales and marketing expense” in the consolidated statements of operations and comprehensive income. Total unrecognized compensation expense related to these warrants amounted to $59.3 million and $65.8 million as of December 31, 2024 and 2023, respectively. There were 181,191 warrant shares that vested in April 2024 and were exercised as of December 31, 2024.

18. Income Taxes
Corporate tax rates
Lemonade, Inc., together with its U.S. subsidiaries, is taxed under the tax laws of the United States and the statutory enacted corporate income tax rate for the years ended December 31, 2024 and 2023 is approximately 21%.

The statutory enacted corporate tax rate in Israel, the Netherlands and the United Kingdom is 23.0%, 25.8% and 25.0%, respectively.
Deferred taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets are comprised of operating loss carryforwards and other temporary differences.

The components of the net deferred tax assets are as follows ($ in millions):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$331.4	$299.5
Deferred ceding commission	13.3	8.5
Net unearned premium	8.6	6.6
Stock-based compensation	5.5	5.3
Lease liabilities	4.3	4.7
Depreciation and amortization	3.3	1.4
Charitable contribution	2.3	2.0
Unrealized loss on investments	—	0.9
Startup costs	0.4	0.5
Total gross deferred tax assets	369.1	329.4
Deferred tax liabilities:
Right-of-use assets	(2.5)	(2.4)
Deferred acquisition costs	(2.5)	(1.8)
Unrealized gain on investments	(0.1)	—
Other	—	(2.8)
Total gross deferred tax liabilities	(5.1)	(7.0)
Valuation allowance	(364.0)	(322.4)
Total deferred tax assets, net	$—	$—
Income tax expense
Loss before income tax consists of the following ($ in millions):

	December 31,
	2024	2023	2022
United States	$(170.3)	$(208.5)	$(225.5)
Foreign	(33.6)	(21.3)	(69.3)
Total	$(203.9)	$(229.8)	$(294.8)

Income tax expense consists of the following ($ in millions):

	December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(1.7)	7.1	3.0
Total current	(1.7)	7.1	3.0
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$(1.7)	$7.1	$3.0
As of December 31, 2024 and 2023 respectively, $9.7 million and $13.3 million of unrealized tax benefits, if recognized, would decrease the effective tax rate.

The activity in unrecognized tax benefits for the year ended December 31, 2024 is related to establishing additional reserves for its foreign jurisdictions, and offset by a change in estimate resulting from updated benchmarking analyses in the current year.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. The Company accrued and recognized interest expense related to uncertain tax positions of $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023. There are no penalties related to the uncertain tax positions for the years ended December 31, 2024 and 2023.

The Company believes it is reasonably possible that our unrecognized tax benefits could increase or decrease within the next 12 months.

Balance at December 31, 2023	$13.3
Decrease on tax positions for prior years	(6.9)
Increase on tax positions for current year	3.3
Settlements with taxing authorities	—
Reduction due to lapse of the applicable statute of limitations	—
Balance at December 31, 2024	$9.7

The provision for federal and foreign income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2024	2023	2022
Income at US statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	2.0%	2.5%
Permanent differences	(4.5)%	(5.0)%	(3.7)%
Return to provision	0.1%	—%	—%
Foreign rate differential	0.4%	0.3%	0.2%
Valuation allowance	(21.0)%	(19.1)%	(18.1)%
Uncertain tax position	1.8%	(2.3)%	(2.7)%
Other	(0.1)%	—%	(0.2)%
Total income taxes	0.8%	(3.1)%	(1.0)%
Tax reform in the U.S.
The Company selected to apply the "period cost method" to account for the Global Intangible Low-Taxed Income, and treated it as a current-period expense in its taxable income. Gross inclusion amounted to $4.1 million for the year ended December 31, 2023 and there was none for the years ended December 31, 2024 and 2022.
Net operating loss carryforward
As of December 31, 2024, the Company has federal losses for tax purposes of $296.2 million, which can be offset against future taxable income. Of this federal loss carryforward, $10.5 million in losses will begin to expire in 2035 and $285.7 million in losses can be carried forward indefinitely. As of December 31, 2024, the Company has state and local losses for tax purposes of $35.3 million which will begin to expire in 2029.
The Company's income tax returns for 2021 through 2023 remain subject to examination by the U.S. tax authorities.

Inflation Reduction Act

The Inflation Reduction Act, which created a new corporate alternative minimum tax (CAMT) effective for calendar year taxpayers January 1, 2023, was enacted on August 16, 2022. Based upon projected adjusted financial statement income for 2024 and 2023, the reporting entity (or the controlled group of corporations of which the reporting entity is a member) has determined that average "adjusted financial statement income" is below the thresholds for the 2024 and 2023 tax year such that it does not expect to be required to perform the CAMT calculations, nor be liable for any CAMT.

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

19. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders (in millions)	$(202.2)	$(236.9)	$(297.8)
Denominator:
Weighted average common shares outstanding — basic and diluted	71,023,115	69,658,912	64,921,524
Net loss per share attributable to common stockholders — basic and diluted	$(2.85)	$(3.40)	$(4.59)
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

	December 31,
	2024	2023	2022
Options to purchase common stock	9,376,193	9,595,257	9,760,657
Unvested restricted stock	4,278,383	3,568,735	1,651,243
Warrants for common stock (1)	412,969	412,969	412,969
	14,067,545	13,576,961	11,824,869
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company’s common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.
20. Related Party Transactions

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 16), of which 400,000 shares were owned by the Lemonade Foundation as of December 31, 2024 and 2023. There was less than $0.1 million of outstanding amount due from the Lemonade Foundation as of December 31, 2024 and none as of December 31, 2023.
21. Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated.

The Company has a potential liability claim exposure related to Metromile for which the Company has determined that a liability associated with this matter is probable and can be reasonably estimated, and therefore has recorded a liability for this matter in accordance with ASC 450. The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.
The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.

Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million, $2.7 million and $2.7 million as of December 31, 2024, 2023 and 2022, with respect to certain office leases.
22. Leases
The Company and its subsidiaries lease office space under various operating lease agreements with the following lease expiration dates as summarized below:

Location	Lease expiration dates
New York (headquarters)	November 2025
San Francisco, California	November 2030
Tel Aviv, Israel	July 2026
Amsterdam, Netherlands	February 2027

In November 2024, the Company extended the lease for two floors of its New York office through February 2029, with the lease for the remaining floors expiring in November 2025. The New York office lease extension includes a renewal option provision to further extend the lease term in which the Company is not currently reasonably certain to exercise. The Company accounted for the lease as a modification in which the modified lease classification remains to be an operating lease. The related RoU asset and lease liability were remeasured as a result of the lease modification for which the Company recorded an increase of $4.5 million in RoU asset and $4.3 million in lease liability.

Office lease agreements for Tempe, Arizona and Scottsdale, Arizona expired in October 2024 and November 2024, respectively, and were not renewed by the Company.

Operating lease cost under ASC 842 for leased facilities is presented below ($ in millions):

	December 31,
	2024	2023
Operating lease cost	$7.9	$8.1
Short term lease expense	0.1	0.1
Variable lease costs	0.4	0.7
	$8.4	$8.9

Operating lease cost is included within continuing operations in the consolidated statements of operations and comprehensive loss.

Supplemental cash flow information related to operating leases is as follows ($ in millions):

	December 31,
	2024	2023
Operating cash outflow from operating leases	$9.9	$8.7
Operating cash inflow from operating subleases	$2.6	$0.4
RoU assets obtained in exchange for modification of operating lease liabilities	$4.5	$—

Weighted-average remaining lease term and discount rate are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	3.9	4.0
Weighted-average discount rate	6.14%	6.09%

Maturities of operating lease liabilities as of December 31, 2024 is as follows ($ in millions):

2025	$9.0
2026	5.8
2027	4.2
2028	4.3
2029	3.0
thereafter	0.7
Total undiscounted lease payments	$27.0
Present value discount	3.2
Lease liabilities	$23.8
Sublease
New York
The Company subleased two floors of its New York office space beginning September 2023 through November 2025, which are classified as operating leases. As a result of the sublease, the Company evaluated RoU asset associated with the original lease for impairment, using the undiscounted cash flows from the sublease. There was no impairment charge recognized related to the New York office sublease as of December 31, 2023.

The Company also entered into a sublease agreement for a portion of its office space in New York which commenced in June 2024 through November 2025, which is classified as an operating lease. The Company recorded an impairment charge related to the sublease of $0.3 million which reduced the carrying value of RoU assets and the related furniture and equipment and leasehold improvements as of December 31, 2024.

The Company recognized sublease income from the above sublease agreements of $1.9 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

San Francisco

The Company subleased its San Francisco office space beginning November 2023 through November 2026, and is classified as an operating lease. The Company recorded an impairment charge related to the sublease of $3.7 million which reduced the carrying value of RoU assets and the related leasehold improvements as of December 31, 2023.

The Company recognized sublease income of $1.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

The impairment charge related to the sublease is presented under “General and administrative expenses” in the consolidated statements of operations and comprehensive income. The Company estimated the fair value of the RoU asset based on the net present value of the sublease rental income during the sublease term.

Sublease income is presented under “Commission and other income” in the consolidated statements of operations and comprehensive income.

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
LIC’s statutory capital and surplus amounted to $195.1 million and $135.3 million as of December 31, 2024 and 2023, respectively. LIC’s capital and surplus exceeded its authorized control level RBC of $33.8 million and $32.5 million as of December 31, 2024 and 2023, respectively.

MIC’s statutory capital and surplus amounted to $25.2 million and $30.0 million as of December 31, 2024 and 2023. MIC’s capital and surplus exceeded its authorized control level RBC of $4.8 million and $6.3 million as of December 31, 2024 and 2023, respectively.

Statutory Dividend Restriction

The payment of dividends by LIC is restricted by state insurance regulations. Under New York insurance law, LIC may pay cash dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that LIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the NYS Department of Financial Services, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the thirty-six months immediately preceding the declaration or distribution of the current dividend less any dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. As of December 31, 2024 and 2023, LIC was not eligible to make dividend payments.
The payment of dividends by MIC is restricted by the laws of the State of Delaware. The maximum amount that can be paid without prior notice or approval is the greater of 10% of policyholders’ surplus as of the preceding December 31, or net income not including realized capital gains for the twelve-month period ending the preceding December 31. Because the Company has an unassigned deficit at December 31, 2024 and 2023, MIC’s dividend policy is governed by Section 5005(B) of the Delaware insurance code whereby a domestic insurer may not declare or pay a dividend or other distribution from any source other than earned surplus without the commissioner’s prior approval. MIC paid no dividends to the Company in 2024 and 2023.

24. Segment Information
The Company operates in one reportable segment providing personal property and casualty insurance products within the United States and Europe, including the UK. Insurance coverage under the homeowners multi-peril, inland marine and general liability and private passenger auto lines of business are offered to individual customers through its direct to consumer distribution channel which follows the same underwriting and claims process.
The Company's Chief Operating Decision Makers (CODM) is the Chief Executive Officer. The CODM manages the Company’s operations, evaluates the operating performance and decides on allocation of resources based on segment / consolidated net income (loss). Loss and loss adjustment expenses and advertising expenses (growth spend), as included in “Sales and marketing expenses”, in the consolidated statements of operations and comprehensive income, represents the significant expenses which are regularly provided and reviewed by the CODM.

The operating results of the personal property and casualty insurance reportable segment is presented in the following table below:

	Years ended December 31,
	2024	2023	2022
Total revenue	$526.5	$429.8	$256.7
less: Loss and loss adjustment expenses, net	277.0	280.4	167.3
Other insurance expense	76.8	59.2	44.0
Sales and marketing	44.8	46.7	49.8
Advertising expenses	121.5	55.2	88.5
Technology development	85.8	88.8	79.6
General and administrative	98.0	102.2	101.7
Interest expense	6.2	0.4	—
Depreciation and amortization	20.0	20.0	12.2
Other expenses (1)	0.3	6.7	8.4
Income tax (benefit) expense	(1.7)	7.1	3.0
Segment / Consolidated Net loss	$(202.2)	$(236.9)	$(297.8)
(1) Includes asset impairment charge of $0.3 million related to the New York office sublease in 2024, asset impairment charge of $3.7 million related to the San Francisco office sublease and accrual for a potential liability claim related to Metromile of $3.0 million in 2023, and transaction and integration costs related to the Metromile acquisition of $8.4 million in 2022.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. The Company does not allocate its assets, including investments, or income taxes in evaluating the segment / consolidated net income (loss).

Entity-Wide Disclosure
The Company operates primarily within the U.S. and does not have revenue from transactions with a single policyholder representing 10% or more of its revenues. Gross written premium by location is as follows ($ in millions):

	Years ended December 31,
	2024		2023		2022
Location	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$225.6	24.3%	$191.6	25.9%	$142.0	25.6%
Texas	133.7	14.4%	117.5	15.9%	91.3	16.4%
New York	96.3	10.4%	80.8	10.9%	66.0	11.9%
New Jersey	44.3	4.8%	37.6	5.1%	28.3	5.1%
Illinois	43.7	4.7%	35.3	4.8%	26.3	4.7%
Washington	38.9	4.2%	25.9	3.5%	15.8	2.8%
Colorado	29.2	3.1%	22.0	3.0%	15.8	2.8%
Georgia	27.2	2.9%	22.6	3.1%	19.8	3.6%
Pennsylvania	24.9	2.7%	19.7	2.7%	14.4	2.6%
Arizona	22.4	2.4%	18.0	2.4%	12.4	2.2%
All others	222.8	23.9%	158.1	21.4%	119.2	21.5%
United States	$909.0	97.8%	$729.1	98.7%	$551.3	99.2%
Europe and U.K.	20.0	2.2%	9.3	1.3%	4.4	0.8%
Total	$929.0	100.0%	$738.4	100.0%	$555.7	100.0%
24. Subsequent Events

California wildfires

The Company’s preliminary estimate relating to the California wildfires is approximately $20 million of net incurred losses, before subrogation, if any. This represents the Company’s best estimate based upon current available information, including but not limited to industry data, reported claims and potential reinsurance recoveries.

Schedule V
LEMONADE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
($ in millions)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$322.4	$41.6	$—	$—	$364.0
Allowance for premium receivables	$2.5	$0.3	$—	$—	$2.8

Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$283.0	$39.4	$—	$—	$322.4
Allowance for premium receivables	$2.7	$—	$—	$(0.2)	$2.5

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our principal executive officer and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm. See Report of Independent Registered Public Accounting Firm elsewhere in this Annual Report.

Item 9B. Other Information

(a)    None.

(b)    Insider Trading Arrangements and Policies

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Daniel Schreiber	Adopted	December 11, 2024	x		300,000	March 27, 2026
Chief Executive Officer
Adina Eckstein	Adopted	December 5, 2024	x		95,342	September 3, 2025
Chief Operating Officer
Tim Bixby	Adopted	December 12, 2024	x		150,000	December 1, 2025
Chief Financial Officer
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
*** This plan was adopted by Dan and Dan Ltd. (“Dan”), where Daniel Schreiber is the Chief Executive Officer and has voting and dispositive control over the shares held by Dan.

Except for the foregoing, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

Insider Trading Compliance Policy

Our board of directors has adopted a written Insider Trading Compliance Policy applicable to all officers, directors, employees and other covered persons, governing the purchase, sale and/or other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.

Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, RSUs, Warrants, and Rights (2)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	13,654,576	$36.03	8,957,714
Equity compensation plans not approved by security holders	—	—	—
Total	13,654,576	$36.03	8,957,714
(1)    Consists of Lemonade, Inc.’s 2020 Plan, 2020 ESPP, the 2011 Plan and the 2021 Plan.
(2)    Includes 5,040,028 shares of common stock issuable upon exercise of stock options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan. Includes 72,410 shares of common stock issuable upon exercise of stock options under the 2011 Plan. Includes 331,797 shares of common stock issuable upon exercise of stock options under the 2021 Plan.

(3)    As of December 31, 2024, the weighted average exercise price of outstanding options under the 2020 Plan, the 2011 Plan and 2021 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan, was $36.03.

(4)    Includes 8,957,714 shares available for future issuance under the 2020 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 3,650,000 shares be available for issuance pursuant to the exercise of incentive stock options. On January 1, 2025, the 2020 Plan was increased by 3,636,043 shares, equal to the lesser of 5% of the aggregate number of outstanding common stock as of December 31, 2024. On January 1, 2023, the Board took action such that no shares were added to the 2020 ESPP. The number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. On January 1, 2025, the Board took action such that no shares were added to the 2020 ESPP.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated Bylaws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Amended and Restated Investors' Rights Agreement by and between Lemonade, Inc. and certain security holders of Lemonade, Inc., dated October 14, 2022.	10-K	001-39367	4.2	3/3/2023
4.3	Description of Securities	10-K	001-39367	4.3	2/28/2024
4.4	Warrant Agreement to Purchase Commons Stock, dated as of October 14, 2022 by and among Lemonade and Chewy Insurance Services LLC.	8-K	001-39367	10.2	10/20/2022
4.5	Warrant Agreement, dated September 2, 2020, between INSU Acquisitions Corp II and Continental Stock Transfer and Trust Company, as warrant agent	8-K	001-39484	4.1	9/9/2020
4.6	Amendment No. 1 to Warrant Agreement, dated June 17, 2022 between Metromile, Inc., Continental Stock Transfer & Trust Company, as warrant agent, an American Stock Transfer & Trust Company, as successor warrant agent	10-Q	001-39367	4.4	11/9/2022
4.7	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253-055	4.2	2/12/2021
10.1	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers.	S-1	333-239007	10.2	6/8/2020
10.2#	Lemonade, Inc. 2020 Incentive Award Plan.	S-1/A	333-239007	10.9	6/23/2020
10.3#	Form of Option Agreement under the 2020 Incentive Award Plan.	S-1	333-252017	10.9	1/11/2021
10.4#	NonEmployee Director Compensation Policy.	S-1/A	333-239007	10.19	6/23/2020
10.5#	Lemonade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239007	10.20	6/23/2020
10.6#	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020.	10-Q	001-39367	10.11	8/12/2020
10.7#	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.12	8/12/2020
10.8#	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020.	10-Q	001-39367	10.13	8/12/2020
10.9#	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
10.10#	Offer Letter, by and between Tim Bixby and Lemonade, Inc., dated May 25, 2017.	S-1	333-239007	10.6	6/8/2020
10.11#	Amended and Restated 2015 Incentive Share Option Plan.	S-1	333-239007	10.8	6/8/2020
10.12#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (Israel).	S-1	333-252017	10.6	1/11/2021
10.13#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (U.S.).	S-1	333-252017	10.7	1/11/2021
10.14#	Stock Purchase Agreement, by and between Tim Bixby and Lemonade, Inc., dated June 1, 2017.	S-1	333-239007	10.10	6/8/2020
10.15#	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated March 8, 2017.	S-1	333-239007	10.11	6/8/2020
10.16#	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated October 3, 2016.	S-1	333-239007	10.12	6/8/2020
10.17	AWS Customer Agreement, by and between Amazon Web Services, Inc. and Lemonade, Inc.	S-1	333-239007	10.13	6/8/2020
10.18#	Severance Agreement by and between Adina Eckstein and Lemonade, Inc. dated August 5, 2021	10-Q	001-39367	10.1	8/11/2021
10.19	Form of Voting and Support Agreement	10-Q	001-39367	10.2	11/9/2021
10.20#	Form of Restricted Stock Unit Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.2	8/11/2021
10.21#	Form of Option Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.1	5/12/2021

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22 †	Omnibus Agreement, dated as of October 14, 2022, by and between Lemonade, Inc. and Chewy Insurance Services, LLC	8-K	001-39367	10.1	10/20/2022
10.23#	Metromile, Inc. 2021 Equity Incentive Plan	S-8	333-266362	99.2	7/28/2022
10.24#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended	S-8	333-266362	99.3	7/28/2022
10.25#	Transition Letter Agreement by and between John Peters and Lemonade, Inc. dated November 1, 2023	10-Q	001-39367	10.1	11/3/2023
10.26 †	Amended and Restated Customer Investment Agreement dated January 8, 2024, between Lemonade, Inc. and GC Customer Value Arranger LLC, as Arranger on behalf of the Investors	10-K	001-39367	10.26	2/28/2024
10.27#	Severance Agreement by and between Maya Prosor and Lemonade, Inc. dated February 12, 2024	10-K	001-39367	10.32	2/28/2024
10.28 †	Amended and Restated Customer Investment Agreement dated June 27, 2024 between Lemonade, Inc. and GC Customer Value Arranger LLC as Arranger on behalf of the Investors	10-Q	001-39367	10.1	7/31/2024
10.29 †	Property Per Risk Excess of Loss Contract issued to Lemonade Insurance Company and Metromile Insurance Company by Subscribing Reinsurers effective July 1, 2024.	10-Q	001-39367	10.2	7/31/2024
10.30 †	Whole Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, Hannover Ruck SE effective July 1, 2024.	10-Q	001-39367	10.3	7/31/2024
10.31 †	Whole Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, MAPFRE Re (Spain) dated effective July 1, 2024.	10-Q	001-39367	10.4	7/31/2024
10.32 †	Whole Quota Share Reinsurance Contract issued to Lemonade Insurance Company and Metromile Insurance Company by the Subscribing Reinsurer, Swiss Reinsurance America Corporation effective July 1, 2024.	10-Q	001-39367	10.5	7/31/2024
10.33*†	Amended and Restated Customer Investment Agreement dated February 3, 2025 between Lemonade, Inc. and GC Customer Value Arranger LLC as Arranger on behalf of the Investors
19.1*	Lemonade, Inc. Insider Trading Compliance Policy
21.1	List of Subsidiaries of Lemonade, Inc.	10-K	001-39367	21.1	2/28/2024
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39367	97.1	2/28/2024
101.INS*	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ Daniel Schreiber	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 26, 2025
Daniel Schreiber

/s/ Tim Bixby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
Tim Bixby

/s/ Shai Wininger	President and Director	February 26, 2025
Shai Wininger

/s/ Michael Eisenberg	Director	February 26, 2025
Michael Eisenberg

/s/ Dr. Samer Haj-Yehia	Director	February 26, 2025
Dr. Samer Haj-Yehia

/s/ Debra Schwartz	Director	February 26, 2025
Debra Schwartz

/s/ Maria Angelidis-Smith	Director	February 26, 2025
Maria Angelidis-Smith