Form 10-Q
period 2025-03-31
Lemonade, Inc.
filed 2025-05-06
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2025, the registrant had 73,266,170 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, our ability to expand our business, our ability to effectively manage the growth of our business, our ability to achieve profitability, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, the effects of seasonal trends on our results of operations, the impact of catastrophe events or natural disasters on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, the impact of the evolving conflict in Israel and surrounding region and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•The enactment of legislation, or other government actions, implementing changes in tax legislation or trade policies in different geographic jurisdictions may impact our business, financial condition and results of operations.
•The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report on Form 10-K") and in this Quarterly Report.
You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. In this Quarterly Report, unless we indicate otherwise or the context requires, "Lemonade," the “Company," "we," "our," "ours" and "us" refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, and Metromile, Inc. and Metromile Insurance Company.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $654.1 million and $607.1 million as of March 31, 2025 and December 31, 2024, respectively)	$655.6	$607.4
Short-term investments (cost: $20.5 million and $27.5 million as of March 31, 2025 and December 31, 2024, respectively)	20.5	27.5
Total investments	676.1	634.9
Cash, cash equivalents and restricted cash	319.7	385.7
Premium receivable, net of allowance for credit losses of $2.8 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively	317.8	301.2
Reinsurance recoverable	182.3	170.4
Prepaid reinsurance premium	263.5	253.6
Deferred acquisition costs	11.4	12.2
Property and equipment, net	16.2	16.1
Intangible assets	11.2	13.6
Goodwill	19.0	19.0
Other assets	39.4	42.4
Total assets	$1,856.6	$1,849.1

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$307.3	$298.1
Unearned premium	476.2	455.0
Trade payables	3.4	4.5
Funds held for reinsurance treaties	225.1	219.6
Deferred ceding commission	61.0	65.6
Ceded premium payable	26.2	23.8
Borrowings under financing agreement	101.9	83.4
Other liabilities and accrued expenses	110.0	105.7
Total liabilities	1,311.1	1,255.7
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 73,212,871 and 72,720,866 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,910.1	1,898.3
Accumulated deficit	(1,361.2)	(1,298.8)
Accumulated other comprehensive loss	(3.4)	(6.1)
Total stockholders' equity	545.5	593.4
Total liabilities and stockholders' equity	$1,856.6	$1,849.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Net earned premium	$104.3	$84.4
Ceding commission income	26.9	21.0
Net investment income	9.5	7.6
Commission and other income	10.5	6.1
Total revenue	151.2	119.1

Expense
Loss and loss adjustment expense, net	85.4	65.9
Other insurance expense	26.1	17.3
Sales and marketing	43.2	30.4
Technology development	22.0	20.9
General and administrative	35.9	29.8
Total expense	212.6	164.3
Loss before income taxes	(61.4)	(45.2)
Income tax expense	1.0	2.1
Net loss	$(62.4)	$(47.3)

Other comprehensive loss, net of tax
Unrealized gain on investments in fixed maturities	1.2	0.7
Foreign currency translation adjustment	1.5	(0.9)
Comprehensive loss	$(59.7)	$(47.5)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.86)	$(0.67)

Weighted average common shares outstanding—basic and diluted	72,921,318	70,284,486

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	$(6.1)	$593.4
Exercise of stock options and distribution of restricted stock units	492,005	—	1.5	—	—	1.5
Stock-based compensation	—	—	10.3	—	—	10.3
Net loss	—	—	—	(62.4)	—	(62.4)
Other comprehensive income	—	—	—	—	2.7	2.7
Balance as of March 31, 2025	73,212,871	$—	$1,910.1	$(1,361.2)	$(3.4)	$545.5

Balance as of December 31, 2023	70,163,703	$—	$1,814.5	$(1,096.6)	$(9.0)	$708.9
Exercise of stock options and distribution of restricted stock units	314,385	—	0.1	—	—	0.1
Stock-based compensation	—	—	14.9	—	—	14.9
Net loss	—	—	—	(47.3)	—	(47.3)
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2024	70,478,088	$—	$1,829.5	$(1,143.9)	$(9.2)	$676.4
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(62.4)	$(47.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4.5	5.0
Stock-based compensation	10.3	14.9
Amortization of premium on bonds	(1.5)	(1.3)
Provision for bad debt	4.5	3.2
Changes in operating assets and liabilities:
Premium receivable	(21.1)	(18.3)
Reinsurance recoverable	(11.9)	(31.7)
Prepaid reinsurance premium	(9.9)	(8.2)
Deferred acquisition costs	0.8	(1.0)
Other assets	2.8	22.7
Unpaid loss and loss adjustment expense	9.2	1.7
Unearned premium	21.2	17.6
Trade payables	(1.1)	—
Funds held for reinsurance treaties	5.5	3.6
Deferred ceding commissions	(4.6)	4.9
Ceded premium payable	2.4	3.4
Other liabilities and accrued expenses	4.1	1.0
Net cash used in operating activities	(47.2)	(29.8)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	9.4	29.3
Proceeds from bonds sold or matured	30.2	58.7
Cost of short-term investments acquired	(2.0)	(5.4)
Cost of bonds acquired	(75.6)	(49.2)
Purchases of property and equipment	(2.3)	(2.5)
Net cash (used in) provided by investing activities	(40.3)	30.9
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	30.0	17.5
Payments on borrowings under financing agreement	(11.5)	(4.1)
Proceeds from stock exercises	1.5	0.1
Net cash provided by financing activities	20.0	13.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	(0.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(66.0)	13.7
Cash, cash equivalents and restricted cash at beginning of period	385.7	271.5
Cash, cash equivalents and restricted cash at end of period	$319.7	$285.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.3	$0.3
Cash paid for interest expense on borrowings under financing agreement	$3.1	$0.5
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its property and casualty insurance subsidiaries and non-insurance subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's subsidiaries and for more complete descriptions and discussions, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 as included in the Company's Annual Report on Form 10-K (the "Annual Report on Form 10-K").
2.    Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries and a variable interest entity for which the Company is deemed to be the primary beneficiary. All material intercompany balances and transactions have been eliminated. All foreign currency amounts in the condensed consolidated statements of operations and comprehensive loss have been translated using an average rate for the reporting period. All foreign currency balances in the condensed consolidated balance sheets have been translated using the spot rate at the end of the reporting period. All figures expressed, except share amounts, are represented in U.S. dollars in millions.
Risks and Uncertainties
Lemonade, Inc. conducts certain of its operations in Israel. The evolving conflict in Israel and the surrounding region has increased global economic and political uncertainty. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. The Company will continue to evaluate the extent to which this may impact the Company's business, financial condition, or results of operations.
Unaudited interim financial information
The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheets at December 31, 2024 was derived from the audited annual financial statements and does not contain all of the footnote disclosures from the audited annual financial statements of the Company. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 as included in the Company’s Annual Report on Form 10-K.
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, intangible assets, uncertain tax position and valuation allowance on deferred tax assets.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$309.2	$376.0
Restricted cash	10.5	9.7
Total cash, cash equivalents and restricted cash	$319.7	$385.7
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
New Accounting Pronouncements
Recently Issued Accounting Pronouncement Pending Adoption
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes - Improvement to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
In December 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures in the financial statements which disaggregates information underlying certain relevant income statement expense caption in tabular format. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
There are no other new accounting standards identified and not yet implemented that are expected to have a material effect on the Company's consolidated financial statements.

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of March 31, 2025 and December 31, 2024 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2025
Corporate debt securities	$519.3	$1.7	$(0.5)	$520.5
U.S. Government obligations	100.3	0.4	(0.1)	100.6
Asset-backed securities	27.0	—	—	27.0
Non-U.S. government obligations	7.5	—	—	7.5
Total	$654.1	$2.1	$(0.6)	$655.6

December 31, 2024
Corporate debt securities	$470.6	$1.3	$(1.1)	$470.8
U.S. Government obligations	107.6	0.3	(0.2)	107.7
Asset-backed securities	22.9	—	—	22.9
Non-U.S. government obligations	6.0	—	—	6.0
Total	$607.1	$1.6	$(1.3)	$607.4

Gross unrealized losses for fixed maturities was $0.6 million as of March 31, 2025 and $1.3 million as of December 31, 2024. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive loss.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of March 31, 2025 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Cost or Amortized Cost	Fair Value
Due in one year or less	$309.7	$310.1
Due after one year through five years	344.2	345.3
Due after five years through ten years	0.2	0.2
Due after ten years	—	—
Total	$654.1	$655.6

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended March 31,
	2025	2024
Interest on cash and cash equivalents	$2.2	$1.5
Fixed maturities	7.1	5.8
Short-term investments	0.3	0.4
Total	9.6	7.7
Investment expense	0.1	0.1
Net investment income	$9.5	$7.6

Investment gains and losses
The Company had pre-tax net realized capital losses of less than $0.1 million for the three months ended March 31, 2025 and less than $0.1 million for the three months ended March 31, 2024, which were included in "Commission and other income" in the condensed consolidated statements of operations and comprehensive income.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Corporate debt securities	$85.0	$(0.2)	$43.7	$(0.3)	$128.7	$(0.5)
U.S. Government obligations	12.1	(0.1)	—	—	12.1	(0.1)
Asset-backed securities	9.3	—	—	—	9.3	—
Non-US government obligations	—	—	—	—	—	—
Total	$106.4	$(0.3)	$43.7	$(0.3)	$150.1	$(0.6)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Corporate debt securities	$149.4	$(0.6)	$53.0	$(0.5)	$202.4	$(1.1)
U.S. Government obligations	27.6	(0.2)	—	—	27.6	(0.2)
Asset-backed securities	5.8	—	—	—	5.8	—
Non-US government obligations	—	—	—	—	—	—
Total	$182.8	$(0.8)	$53.0	$(0.5)	$235.8	$(1.3)

As of March 31, 2025, 77 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $0.3 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three months ended March 31, 2025. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $82.1 million as of March 31, 2025 and $81.3 million as of December 31, 2024.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of March 31, 2025 and December 31, 2024 ($ in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$520.5	$—	$520.5
U.S. Government obligations	—	100.6	—	100.6
Asset-backed securities	—	27.0	—	27.0
Non-U.S. government obligations	—	7.5	—	7.5
Fixed maturities	$—	$655.6	$—	$655.6
Short term investments	—	20.5	—	20.5
Total	$—	$676.1	$—	$676.1

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$470.8	$—	$470.8
U.S. Government obligations	—	107.7	—	107.7
Asset-backed securities	—	22.9	—	22.9
Non-U.S. government obligations	—	6.0	—	6.0
Fixed maturities	$—	$607.4	$—	$607.4
Short term investments	—	27.5	—	27.5
Total	$—	$634.9	$—	$634.9

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of both March 31, 2025 and December 31, 2024.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2025 and for the year ended December 31, 2024.
Warrant liability
Public and private warrants were assumed from Metromile Inc. ("Metromile") as part of the acquisition in July 2022, and these warrants do not meet the criteria for equity treatment and were recorded as a liability and presented under "Other liabilities and accrued expenses" on the condensed consolidated balance sheets. These warrants are measured at fair value on a recurring basis at the end of each reporting period, with changes in fair value recognized and presented under "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive loss.
The public warrants liability is classified as Level 1 for fair value hierarchy disclosure purposes as of March 31, 2025, due to the use of an observable market quote in an active market, following the listing of the public warrants in the New York Stock Exchange American in March 2023. The private warrants liability is classified as Level 2 as the Company utilizes the observable prices of the public warrants in deriving the value of the private placement warrants. The change in fair value of the Public and Private warrant liability amounted to less than $0.1 million as of both March 31, 2025 and December 31, 2024.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the three months ended March 31, 2025 and 2024 ($ in millions):

	March 31,
	2025	2024
Unpaid loss and LAE at beginning of period	$298.1	$262.3
Less: Reinsurance recoverable at beginning of period (1)	149.5	120.2
Net unpaid loss and LAE at beginning of period	148.6	142.1
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	95.8	72.4
Prior years	(10.4)	(6.5)
Total incurred	85.4	65.9
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	43.4	33.7
Prior years	34.7	35.1
Total paid	78.1	68.8
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	155.9	139.2
Reinsurance recoverable at end of period (1)	151.4	124.8
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$307.3	$264.0

(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $10.4 million for the three months ended March 31, 2025, and favorable development on net loss and LAE reserves of $6.5 million for the three months ended March 31, 2024. The favorable loss development of $10.4 million is primarily due to better than expected loss reserve emergence on homeowners multi-peril product. No additional premiums or returned premiums have been accrued as a result of prior year effects.

For the three months ended March 31, 2025, current accident year net incurred loss and LAE included $16.8 million related to the January 2025 California Wildfires, excluding the impact of the aggregate catastrophe cap limits, and represents the Company's best estimates based upon available information, including but not limited to industry data, reported claims, reinsurance recoveries and subrogation.

In March 2025, the Company entered into the Participation of Recovery Rights Agreements to sell its subrogation rights related to the January 2025 California wildfires resulting in a reduction of $4.2 million in net unpaid losses.
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

Property Per Risk Excess of Loss and Auto Facultative Property Per Risk Reinsurance Contracts

LIC and LINV entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract"), and LIC entered into an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), each effective from July 1, 2023 until June 30, 2024. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was renewed at similar terms effective July 1, 2024 and will expire on June 30, 2025. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024, and was not renewed.

Captives

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

8.    Borrowings under Financing Agreement

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing would be provided for the Company’s sales and marketing growth efforts. The Agreement had a commitment period of 18 months which expired on December 31, 2024 ("Original Commitment End Date").

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement under which GC will provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. This was further amended and restated in April 2024 and June 2024 to clarify certain provisions with no changes to material terms and conditions of the Agreement. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for sales and marketing growth efforts from January 1, 2026 to December 31, 2026 (collectively, the "Amended and Restated Agreement"). The Amended and Restated Agreement as of February 2025 contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms. Under all of these agreements, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

The Company had $101.9 million and $83.4 million of outstanding borrowings under financing agreement as of March 31, 2025 and December 31, 2024. The Company incurred interest expense of $3.3 million and $0.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and such interest is included in “General and administrative expense” in the condensed consolidated statements of operations and comprehensive income.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of March 31, 2025 and December 31, 2024 consist of the following ($ in millions):

	March 31,	December 31,
	2025	2024
Lease liabilities	$21.8	$23.8
Ceding commission payable	18.1	3.9
Accrued advertising costs	15.2	13.4
Uncertain tax position	10.5	9.7
Employee compensation	7.4	13.2
Payable to carriers	6.2	6.2
Accrued professional fees	5.5	5.1
Advance premium	5.4	3.1
Premium taxes payable	2.5	8.1
Reinsurance payable	1.6	2.8
Income taxes payable	1.0	1.5
Other payables	14.8	14.9
Total	$110.0	$105.7

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 73,212,871 and 72,720,866 total issued and outstanding shares as of March 31, 2025 and December 31, 2024, respectively.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 14), of which 400,000 shares were owned as of both March 31, 2025 and December 31, 2024.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value $0.00001 per share. As of both March 31, 2025 and December 31, 2024, there were no shares of undesignated preferred stock issued or outstanding.

Warrants

The Company in 2022 entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder” or "Chewy") in connection with the execution of an agency agreement on the same date between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and the Warrantholder. In connection with the Agreements, the Company is authorized to issue to the Warrantholder 3,352,025 shares of the Company’s common stock underlying the warrant with an exercise price of $0.01 per share, which will vest in installments, in increasing amounts over a period of five years. The Warrant Agreement allows the Company to cancel unvested warrant shares which are subject to certain vesting events and thresholds. On April 4, 2025, the Company terminated the Agreements with Chewy and canceled the remaining 3,170,834 unvested warrant shares.

The agency agreement will remain in effect between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and Chewy.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2025, the 2020 Plan share pool was increased by 3,636,043 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2024. As of March 31, 2025, there were 8,199,857 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2025, there was no increase in the 2020 ESPP share pool. As of March 31, 2025, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of March 31, 2025, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

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
Options granted to employees and non-employees
The fair value of each option granted for the three months ended March 31, 2025 and 2024 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2025	2024
Weighted average expected term (years)	5.6	5.6
Risk-free interest rate	4.1%	4.2%
Volatility	80%	78%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units ("RSUs"):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2024	9,376,193	$36.03	6.81	$106.78
Granted	11,742	$34.28
Exercised	(73,035)	$21.70
Canceled/Forfeited	(54,786)	$58.84
Outstanding as of March 31, 2025	9,260,114	$35.99	6.59	$69.58
Options exercisable as of March 31, 2025	5,374,409	$30.85	5.95	$42.59
Options unvested as of March 31, 2025	3,885,705	$43.10	7.48	$26.99

Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,278,383	$20.00
Granted	263,363	$34.48
Vested	(418,970)	$20.04
Canceled/Forfeited	(104,802)	$19.33
Outstanding as of March 31, 2025	4,017,974	$20.96
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), are included and classified in the condensed consolidated statements of operations and comprehensive income as follows ($ in millions):

	Three Months Ended March 31,
	2025	2024
Loss and loss adjustment expense, net	$0.5	$0.5
Other insurance expense	0.7	0.6
Sales and marketing (1)	(4.3)	2.0
Technology development	6.8	6.4
General and administrative	6.6	5.4
Total stock-based compensation expense	$10.3	$14.9
(1) Includes the impact of the canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy in the amount of $5.2 million for the three months ended March 31, 2025 and compensation expense related to warrant shares of $0.9 million for the three months ended March 31, 2024.
Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive income as follows ($ in millions):

	Three Months Ended March 31,
	2025	2024
Stock options	$6.5	$7.7
RSUs	9.0	6.3
Warrant shares	(5.2)	0.9
Total stock-based compensation expense	$10.3	$14.9
The total unrecognized expense granted to employees and non-employees outstanding at March 31, 2025 was $29.7 million for the stock options and $78.9 million for the RSUs, with a remaining weighted-average vesting period of 0.9 years for the stock options and 1.3 years for the RSUs.

Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. Compensation expense is recognized over the vesting period, for each of the installments, in increasing amounts over five years and presented under “Sales and marketing expense” in the condensed consolidated statements of operations and comprehensive income. The Company recognized compensation expense related to these equity-classified warrants in the amount of $0.9 million for the three months ended March 31, 2024. There were 181,191 warrant shares which vested in April 2024 and were exercised in June 2024. As a result of the termination of the Warrant Agreement as discussed in Note 10, the remaining unvested warrant shares of 3,170,834 were canceled. The Company recognized the impact of the canceled unvested warrant shares for contract year 2 in the amount of $5.2 million for the three months ended March 31, 2025.

12.    Income Taxes
The consolidated effective tax rate was (1.7)% and (4.7)% for the three months ended March 31, 2025 and 2024, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in uncertain tax positions relating to transfer pricing methodology.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest amounted to $10.0 million and $14.3 million as of March 31, 2025 and 2024, respectively. The decrease was primarily driven by the transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $0.5 million and $0.6 million as of March 31, 2025 and 2024, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could change within the next 12 months.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(62.4)	$(47.3)
Denominator:
Weighted average common shares outstanding — basic and diluted	72,921,318	70,284,486
Net loss per share attributable to common stockholders — basic and diluted	$(0.86)	$(0.67)
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

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	9,260,114	9,519,491
Unvested restricted stock	4,017,974	3,939,615
Warrants for common stock (1)	412,969	412,969
Total	13,691,057	13,872,075
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

14.    Related Party Transactions
The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 10), of which 400,000 shares were owned by the Lemonade Foundation as of March 31, 2025 and December 31, 2024. There was no outstanding amount due to or from the Lemonade Foundation as of March 31, 2025 and there was less than $0.1 million as of December 31, 2024.

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
Charges and guarantees

The Company provided guarantees in an aggregate amount of $2.7 million as of March 31, 2025 and $2.7 million as of December 31, 2024 with respect to certain office leases.
Assessments
The Company is a member of the California FAIR Plan ("FAIR Plan") which is an insurance pool that provides coverage to California homeowners who are unable to obtain insurance in the voluntary market. To the extent the FAIR Plan is unable to pay losses during a catastrophe event, it may seek regulatory approval to assess member companies based on its market share. Members are also allowed to request prior approval for temporary supplemental fees to recoup up to 50% of the assessed amount. The Company received an assessment charge of $6.9 million from the FAIR Plan related to the January 2025 California Wildfires and presented under “Other Insurance Expense” in the condensed consolidated statements of operations and comprehensive income. The Company is in the process of seeking regulatory approval for recoupment.

16.    Segment Information
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
The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM manages the Company’s operations, evaluates the operating performance and decides on allocation of resources based on segment /

consolidated net income (loss). Loss and loss adjustment expenses and advertising expenses (growth spend), as included in “Sales and marketing expenses”, in the condensed consolidated statements of operations and comprehensive income, represents the significant expenses which are regularly provided and reviewed by the CODM.
The operating results of the personal property and casualty insurance reportable segment is presented in the following table below:

	Three Months Ended March 31,
	2025	2024
Total revenue	$151.2	$119.1
less: Loss and loss adjustment expenses, net	85.4	65.9
Other insurance expense	26.1	17.3
Sales and marketing	5.1	10.6
Advertising expenses	38.1	19.8
Technology development	22.0	20.9
General and administrative	28.1	24.2
Interest expense	3.3	0.6
Depreciation and amortization	4.5	5.0
Income tax expense	1.0	2.1
Segment / Consolidated Net Loss	$(62.4)	$(47.3)
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

	Three Months Ended March 31,
	2025		2024
Jurisdiction	Amount	% of GWP	Amount	% of GWP
California	$60.4	23.8%	$55.3	26.9%
Texas	32.5	12.8%	30.0	14.6%
New York	25.9	10.2%	21.0	10.2%
Washington	13.0	5.1%	8.0	3.9%
New Jersey	11.7	4.6%	9.7	4.7%
Illinois	11.6	4.6%	9.7	4.7%
Pennsylvania	7.0	2.8%	5.1	2.5%
Colorado	6.8	2.7%	5.9	2.9%
Georgia	6.5	2.6%	5.6	2.7%
Florida	6.3	2.5%	3.1	1.5%
All other	63.1	24.6%	49.1	23.9%
US	$244.8	96.3%	$202.5	98.5%
Europe and UK	9.4	3.7%	3.1	1.5%
Total	$254.2	100.0%	$205.6	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report, Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission ("SEC"). This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of this Quarterly Report and our Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Customer Investment Agreement

On June 28, 2023, we entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC"). Under the Agreement, up to $150 million of financing will be provided for our sales and marketing growth efforts. The Agreement had a commitment period of 18 months which expired on December 31, 2024 ("Original Commitment End Date").

On January 8, 2024, we entered into an Amended and Restated Customer Investment Agreement where GC will provide up to an additional $140 million of financing for our sales and marketing growth efforts beginning from the Original Commitment End Date through December 31, 2025. This was further amended and restated in April 2024 and June 2024 to clarify certain provisions with no changes to material terms and conditions of the Agreement. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing from January 1, 2026 to December 31, 2026 for our sales and marketing growth efforts (collectively, the "Amended and Restated Agreement"). The Amended and Restated Agreement as of February 2025 contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms. Under all of these agreements, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of our growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, we will retain all future reference income related to each respective Investment Amount.

As of March 31, 2025, we had $101.9 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $3.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively and such interest is included in “General and administrative expense” in the condensed consolidated statements of operations and comprehensive income.

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
Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns, and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns. For additional information, see “Risk Factors — Risks Relating to our Industry — Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.” in our Annual Report on Form 10-K.
Current Macroeconomic Environment
Changing U.S. and global economic conditions, including the potential impact from evolving tariff policy and capital market volatility, may impact our business. In particular, the effects of inflation, if any, could impact our claims costs, product pricing and investment yield, among other impacts. The actual effects of the current and potential future impact on our results remains to be unknown and cannot be estimated with precision.
We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability and conflict in Israel and the surrounding region. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. For additional information, see "Risk Factors — Risks Relating to our Business — We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region." in our Annual Report on Form 10-K.

Reinsurance

We obtain reinsurance to help manage our exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. For additional information, see "Risk Factors - Risks Relating to Our Business" and "Risks Relating to our Industry" in our Annual Report on Form 10-K. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, each of which could have a material effect on our results of operations and financial condition. Furthermore, reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business.

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

We agreed to the terms of our reinsurance program effective July 1, 2023 through June 30, 2024 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE, MAPFRE Re, and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," a share of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $5,000,000 per occurrence for non-hurricane catastrophe losses. The overall share of proportional reinsurance under the Reinsurance Program is approximately 55% of premium. The Per Risk Cap across the contracts is $750,000. Additionally, these contracts are subject to loss ratio caps and variable ceding commission, which align our interests with those of our Reinsurers and is settled primarily on a funds withheld basis. We renewed the Reinsurance Program effective July 1, 2024 and will expire on June 30, 2025, with similar terms to the contracts that expired on June 30, 2024, except for the limit per occurrence for non-hurricane catastrophe losses which increased to $10,000,000.
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
Sales and Marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation and benefits, including employee and non-employee stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred.
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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2025	2024
	($ in millions, except Premium per customer)
Customers (end of period)	2,545,496	2,095,275
In force premium (end of period)	$1,007.8	$794.2
Premium per customer (end of period)	$396	$379
Annual dollar retention (end of period)	84%	88%
Total revenue	$151.2	$119.1
Gross earned premium	$233.6	$187.9
Gross profit	$38.6	$34.7
Adjusted gross profit	$46.0	$36.7
Net loss	$(62.4)	$(47.3)
Adjusted EBITDA	$(47.0)	$(33.9)
Gross profit margin	26%	29%
Adjusted gross profit margin	30%	31%
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	20%
Gross loss ratio	78%	79%
Net loss ratio	82%	78%

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
In Force Premium
We define in force premium ("IFP"), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium — the annualized premium of in force policies underwritten by us; and
ii)In force placed premium — the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects approximately 3% of IFP.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change	% Change
	($ in millions)
Revenue
Net earned premium	$104.3	$84.4	$19.9	24%
Ceding commission income	26.9	21.0	5.9	28%
Net investment income	9.5	7.6	1.9	25%
Commission and other income	10.5	6.1	4.4	72%
Total revenue	151.2	119.1	32.1	27%
Expense
Loss and loss adjustment expense, net	85.4	65.9	19.5	30%
Other insurance expense	26.1	17.3	8.8	51%
Sales and marketing	43.2	30.4	12.8	42%
Technology development	22.0	20.9	1.1	5%
General and administrative	35.9	29.8	6.1	20%
Total expense	212.6	164.3	48.3	29%
Loss before income taxes	(61.4)	(45.2)	(16.2)	36%
Income tax expense	1.0	2.1	(1.1)	(52)%
Net loss	$(62.4)	$(47.3)	$(15.1)	32%

Net Earned Premium

Net earned premium increased $19.9 million, or 24%, to $104.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the earning of increased gross written premium.

	Three Months Ended March 31,
	2025	2024	Change	% Change
	($ in millions)
Gross written premium	$254.2	$205.6	$48.6	24%
Ceded written premium	(138.8)	(111.7)	(27.1)	24%
Net written premium	$115.4	$93.9	$21.5	23%
Gross written premium increased $48.6 million, or 24%, to $254.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a 21% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 4% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.

Ceded written premium increased $27.1 million, or 24%, to $138.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to growth in business across all products and the impact of our reinsurance agreements. Under our proportional reinsurance program, our overall share is approximately 55% of premium and are subject to loss ratio caps and variable commission. Other non-proportional reinsurance contracts were renewed with terms similar to the expired contracts. See "Reinsurance" above for further information.

Net written premium increased $21.5 million, or 23%, to $115.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 55% for the three months ended March 31, 2025 and 2024 consistent with our participation rate in our reinsurance contracts as discussed above.

	Three Months Ended March 31,
	2025	2024	Change	% Change
	($ in millions)
Gross earned premium	$233.6	$187.9	$45.7	24%
Ceded earned premium	(129.3)	(103.5)	(25.8)	25%
Net earned premium	$104.3	$84.4	$19.9	24%

Ceding Commission Income
Ceding commission income increased $5.9 million, or 28%, to $26.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, consistent with the increase in ceded earned premium during the period.
Net Investment Income
Net investment income increased $1.9 million, or 25% to $9.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and Non-US Government.
Commission and Other Income
Commission and other income increased $4.4 million, or 72%, to $10.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to growth in premiums placed with third-party insurance companies during the period, installment fees and sublease income from our New York and San Francisco office space.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $19.5 million, or 30%, to $85.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was in line with growth in premium and increased claim costs offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business. Net incurred losses during the first quarter of 2025 included the impact of the California Wildfires in January 2025 in the amount of $16.8 million.

Other Insurance Expense
Other insurance expense increased $8.8 million, or 51%, to $26.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 consistent with growth in earned premium and the California FAIR Plan assessment charge of $6.9 million related to the January 2025 California Wildfires. Credit card processing fees increased $1.3 million, or 34%, as compared to the three months ended March 31, 2024 as a result of the increase in customers and associated premium. Data costs increased $1.0 million, or 38%, as compared to three months ended March 31, 2024.
Sales and Marketing
Sales and marketing expense increased $12.8 million, or 42%, to $43.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $18.3 million, or 92%, as compared to the three months ended March 31, 2024. Compensation expense related to the warrant shares decreased $6.1 million, or 678%, as compared to the three months ended March 31, 2024 due to the $5.2 million impact of the canceled unvested warrant shares for contract year 2 as a result of the termination of the Warrant Agreement with Chewy.
Technology Development
Technology development expense increased $1.1 million, or 5%, to $22.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $1.6 million, or 10%, as compared to the three months ended March 31, 2024. Hosting and development costs decreased $0.5 million or 23%, as compared to the three months ended March 31, 2024.
General and Administrative
General and administrative expense increased $6.1 million, or 20%, to $35.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest expense related to borrowings from financing agreement with GC increased $2.7 million, or 450%, to $3.3 million for the three months ended March 31, 2025 as compared to three months ended March 31, 2024. Employee-related expense, including stock-based compensation, increased $2.0 million, or 15%, as compared to three months ended March 31, 2024. Bad debt expense increased by $1.3 million or 41%, as compared to three months ended March 31, 2024.
Income Tax Expense
Income tax expense decreased $1.1 million, 52%, to $1.0 million for the three months ended March 31, 2025 and three months ended March 31, 2024 due to the decrease in the liability for uncertain tax positions due to updated benchmarking analyses.
Net Loss
Net loss increased $15.1 million, or 32%, to $62.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the factors described above.

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

The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Total revenue	$151.2	$119.1
Adjustments:
Loss and loss adjustment expense, net	(85.4)	(65.9)
Other insurance expense	(26.1)	(17.3)
Depreciation and amortization	(1.1)	(1.2)
Gross profit	$38.6	$34.7
Gross profit margin (% of total revenue)	26%	29%
Adjustments:
Net investment income	$(9.5)	$(7.6)
Interest income and other income	(1.8)	(2.2)
Employee-related expense	5.9	5.4
Professional fees and other	11.7	5.2
Depreciation and amortization	1.1	1.2
Adjusted gross profit	$46.0	$36.7
Adjusted gross profit margin (% of total revenue)	30%	31%
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

The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Numerator: Adjusted gross profit	$46.0	$36.7
Denominator: Gross earned premium	$233.6	$187.9
Ratio of Adjusted Gross Profit to Gross Earned Premium	20%	20%

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
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Net loss	$(62.4)	$(47.3)
Adjustments:
Income tax expense	$1.0	$2.1
Depreciation and amortization	4.5	5.0
Stock-based compensation (1)	10.3	14.9
Interest expense	3.3	0.6
Interest income and others	(1.0)	(1.5)
Net investment income	(9.5)	(7.6)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.1)	(0.1)
Other adjustment (2)	6.9	—
Adjusted EBITDA	$(47.0)	$(33.9)
(1) Includes the impact of canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy of $5.2 million for the three months ended March 31, 2025 and compensation expense related to the warrant shares $0.9 million for the three months ended March 31, 2024 (Note 11).
(2) California FAIR Plan assessment related to the January 2025 California Wildfires (Note 15).

Liquidity and Capital Resources

As of March 31, 2025, we had $309.2 million in cash and cash equivalents, and $676.1 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing was provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025, and was further amended and restated in April 2024 and June 2024 to clarify certain provisions and all material terms and conditions remain unchanged. On February 3, 2025, the Agreement was further amended in which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. As of March 31, 2025, we had $101.9 million of outstanding borrowings under the Amended and Restated Agreement with GC. We believe our existing cash and cash equivalents as of March 31, 2025 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This belief is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of March 31, 2025, cash and investments held by these companies was $604.4 million of which $259.0 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2025, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Net cash used in operating activities	$(47.2)	$(29.8)
Net cash (used in) provided by investing activities	$(40.3)	$30.9
Net cash provided by financing activities	$20.0	$13.5

Operating Activities
Cash used in operating activities was $47.2 million for the three months ended March 31, 2025, an increase of $17.4 million from $29.8 million for the three months ended March 31, 2024. This reflected the $15.1 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The increase in cash used in operating activities from the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash used in investing activities was $40.3 million for the three months ended March 31, 2025, primarily due to purchases of U.S. government obligations, corporate debt securities, asset-backed securities, offset by proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
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
Financing Activities
Cash provided by financing activities was $20.0 million for the three months ended March 31, 2025, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $13.5 million for the three months ended March 31, 2024, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of March 31, 2025 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $985.3 million in cash, cash equivalents and investments available at March 31, 2025. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, reinsurance assets, intangible assets, stock-based compensation, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Overview
The Company’s investment portfolio is primarily fixed income securities issued by the U.S. government and government agencies, non-U.S. government and corporate issuers with relatively short durations. The investment portfolio is managed in accordance with the investment policies and guidelines approved by the board of directors. The Company’s investment policy and objectives provide a balance between current yield, conservation of capital, and liquidity requirements of the Company’s operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable in the states in which we operate. The policy, which may change from time to time, and is approved by the board of directors and reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2025, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2025, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)     None.
(b)    None.
(c)    None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39484	4.1	9/9/2020
10.1	Amended and Restated Customer Investment Agreement dated February 3, 2025, between Lemonade, Inc. and GC Customer Value Arranger LLC, as Arranger on behalf of the Investors	10-K	001-39367	10.33	2/26/2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	May 6, 2025	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	May 6, 2025	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer