Form 10-Q
period 2025-06-30
Lemonade, Inc.
filed 2025-08-05
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2025, the registrant had 73,886,417 shares of common stock, $0.00001 par value per share, outstanding.

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
Where You Can Find More Information
Investors and others should note that we may use our website (https://investor.lemonade.com/home/default.aspx), our company account on X (formerly Twitter) (@Lemonade_Inc), and LinkedIn (@Lemonade-Inc) as a means of disclosing information and for complying with our disclosure obligations under Regulation FD. The information we post through these channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, and public conference calls, investors should monitor these channels. The contents of our website and social media channels are not part of this Quarterly Report.

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $622.6 million and $607.1 million as of June 30, 2025 and December 31, 2024, respectively)	$624.5	$607.4
Short-term investments (cost: $21.3 million and $27.5 million as of June 30, 2025 and December 31, 2024, respectively)	21.3	27.5
Total investments	645.8	634.9
Cash, cash equivalents and restricted cash	386.0	385.7
Premium receivable, net of allowance for credit losses of $2.8 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively	346.7	301.2
Reinsurance recoverable	177.8	170.4
Prepaid reinsurance premium	281.6	253.6
Deferred acquisition costs	12.6	12.2
Property and equipment, net	16.0	16.1
Intangible assets	8.8	13.6
Goodwill	19.0	19.0
Other assets	40.3	42.4
Total assets	$1,934.6	$1,849.1

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$309.8	$298.1
Unearned premium	509.5	455.0
Trade payables	2.3	4.5
Funds held for reinsurance treaties	240.1	219.6
Deferred ceding commission	68.4	65.6
Ceded premium payable	29.7	23.8
Borrowings under financing agreement	123.5	83.4
Other liabilities and accrued expenses	124.2	105.7
Total liabilities	1,407.5	1,255.7
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 73,819,710 and 72,720,866 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,928.0	1,898.3
Accumulated deficit	(1,405.1)	(1,298.8)
Accumulated other comprehensive income (loss)	4.2	(6.1)
Total stockholders' equity	527.1	593.4
Total liabilities and stockholders' equity	$1,934.6	$1,849.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Net earned premium	$112.5	$89.3	$216.8	$173.7
Ceding commission income	30.4	16.5	57.3	37.5
Net investment income	9.4	8.1	18.9	15.7
Commission and other income	11.8	8.1	22.3	14.2
Total revenue	164.1	122.0	315.3	241.1

Expense
Loss and loss adjustment expense, net	77.5	70.5	162.9	136.4
Other insurance expense	21.4	18.8	47.5	36.1
Sales and marketing	59.6	36.8	102.8	67.2
Technology development	22.4	21.2	44.4	42.1
General and administrative	25.8	29.8	61.7	59.6
Total expense	206.7	177.1	419.3	341.4
Loss before income taxes	(42.6)	(55.1)	(104.0)	(100.3)
Income tax expense	1.3	2.1	2.3	4.2
Net loss	$(43.9)	$(57.2)	$(106.3)	$(104.5)

Other comprehensive loss, net of tax
Unrealized gain on investments in fixed maturities	0.4	1.3	1.6	2.0
Foreign currency translation adjustment	7.2	(0.7)	8.7	(1.6)
Comprehensive loss	$(36.3)	$(56.6)	$(96.0)	$(104.1)

Per share data:
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.81)	$(1.45)	$(1.48)

Weighted average common shares outstanding—basic and diluted	73,433,379	70,721,227	73,178,708	70,502,856

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	$(6.1)	$593.4
Exercise of stock options and distribution of restricted stock units	492,005	—	1.5	—	—	1.5
Stock-based compensation	—	—	10.3	—	—	10.3
Net loss	—	—	—	(62.4)	—	(62.4)
Other comprehensive income	—	—	—	—	2.7	2.7
Balance as of March 31, 2025	73,212,871	$—	$1,910.1	$(1,361.2)	$(3.4)	$545.5
Exercise of stock options and distribution of restricted stock units	606,839	—	2.5	—	—	2.5
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(43.9)	—	(43.9)
Other comprehensive income	—	—	—	—	7.6	7.6
Balance as of June 30, 2025	73,819,710	$—	$1,928.0	$(1,405.1)	$4.2	$527.1

Balance as of December 31, 2023	70,163,703	$—	$1,814.5	$(1,096.6)	$(9.0)	$708.9
Exercise of stock options and distribution of restricted stock units	314,385	—	0.1	—	—	0.1
Stock-based compensation	—	—	14.9	—	—	14.9
Net loss	—	—	—	(47.3)	—	(47.3)
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2024	70,478,088	$—	$1,829.5	$(1,143.9)	$(9.2)	$676.4
Exercise of stock options and distribution of restricted stock units	343,693	—	—	—	—	—
Exercise of warrant shares	181,081	—	—	—	—	—
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(57.2)	—	(57.2)
Other comprehensive income	—	—	—	—	0.6	0.6
Balance as of June 30, 2024	71,002,862	$—	$1,844.9	$(1,201.1)	$(8.6)	$635.2
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(106.3)	$(104.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9.2	10.2
Stock-based compensation	25.7	30.3
Amortization of premium on bonds	(3.0)	(2.8)
Provision for bad debt	8.9	5.3
Asset impairment charge	—	0.3
Changes in operating assets and liabilities:
Premium receivable	(54.4)	(43.0)
Reinsurance recoverable	(7.4)	(64.6)
Prepaid reinsurance premium	(28.0)	(21.9)
Deferred acquisition costs	(0.4)	(2.4)
Other assets	2.2	26.4
Unpaid loss and loss adjustment expense	11.7	19.9
Unearned premium	54.5	43.9
Trade payables	(2.3)	—
Funds held for reinsurance treaties	20.5	28.5
Deferred ceding commissions	2.8	4.9
Ceded premium payable	5.9	6.4
Other liabilities and accrued expenses	18.7	21.6
Net cash used in operating activities	(41.7)	(41.5)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	15.0	44.0
Proceeds from bonds sold or matured	164.1	219.6
Cost of short-term investments acquired	(8.7)	(41.7)
Cost of bonds acquired	(176.8)	(125.7)
Purchases of property and equipment	(4.4)	(4.0)
Net cash (used in) provided by investing activities	(10.8)	92.2
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	66.1	39.7
Payments on borrowings under financing agreement	(26.0)	(10.7)
Proceeds from stock exercises	4.0	0.1
Net cash provided by financing activities	44.1	29.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.7	(1.6)
Net increase in cash, cash equivalents and restricted cash	0.3	78.2
Cash, cash equivalents and restricted cash at beginning of period	385.7	271.5
Cash, cash equivalents and restricted cash at end of period	$386.0	$349.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.8	$1.2
Cash paid for interest expense on borrowings under financing agreement	$6.7	$1.3
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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$377.5	$376.0
Restricted cash	8.5	9.7
Total cash, cash equivalents and restricted cash	$386.0	$385.7
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
In December 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures in the financial statements which disaggregates information underlying certain relevant income statement expense captions in tabular format. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027, and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
There are no other new accounting standards identified and not yet implemented that are expected to have a material effect on the Company's consolidated financial statements.

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of June 30, 2025 and December 31, 2024 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2025
Corporate debt securities	$486.7	$1.7	$(0.3)	$488.1
U.S. Government obligations	87.6	0.4	—	88.0
Asset-backed securities	33.9	—	—	33.9
Non-U.S. government obligations	14.4	0.1	—	14.5
Total	$622.6	$2.2	$(0.3)	$624.5

December 31, 2024
Corporate debt securities	$470.6	$1.3	$(1.1)	$470.8
U.S. Government obligations	107.6	0.3	(0.2)	107.7
Asset-backed securities	22.9	—	—	22.9
Non-U.S. government obligations	6.0	—	—	6.0
Total	$607.1	$1.6	$(1.3)	$607.4

Gross unrealized losses for fixed maturities was $0.3 million as of June 30, 2025 and $1.3 million as of December 31, 2024. Gross unrealized gains and losses for fixed maturities were recorded as a component of accumulated other comprehensive income (loss).
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of June 30, 2025 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Cost or Amortized Cost	Fair Value
Due in one year or less	$271.1	$271.5
Due after one year through five years	351.3	352.8
Due after five years through ten years	0.2	0.2
Due after ten years	—	—
Total	$622.6	$624.5

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on cash and cash equivalents	$2.1	$2.2	$4.2	$3.7
Fixed maturities	7.2	5.6	14.4	11.4
Short-term investments	0.2	0.4	0.5	0.8
Total	9.5	8.2	19.1	15.9
Investment expense	0.1	0.1	0.2	0.2
Net investment income	$9.4	$8.1	$18.9	$15.7

Investment gains and losses
The Company had pre-tax net realized capital gain of $0.1 million for the three and six months ended June 30, 2025 and less than $0.1 million for the three and six months ended June 30, 2024, which were included in "Commission and other income" in the condensed consolidated statements of operations and comprehensive income (loss).
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
Corporate debt securities	$64.9	$(0.1)	$21.8	$(0.2)	$86.7	$(0.3)
U.S. Government obligations	23.9	—	—	—	23.9	—
Asset-backed securities	9.4	—	—	—	9.4	—
Non-US government obligations	2.5	—	—	—	2.5	—
Total	$100.7	$(0.1)	$21.8	$(0.2)	$122.5	$(0.3)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Corporate debt securities	$149.4	$(0.6)	$53.0	$(0.5)	$202.4	$(1.1)
U.S. Government obligations	27.6	(0.2)	—	—	27.6	(0.2)
Asset-backed securities	5.8	—	—	—	5.8	—
Non-US government obligations	—	—	—	—	—	—
Total	$182.8	$(0.8)	$53.0	$(0.5)	$235.8	$(1.3)

As of June 30, 2025, 73 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was $0.2 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, general market conditions, and not credit risk related to issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and six months ended June 30, 2025. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $83.0 million as of June 30, 2025 and $81.3 million as of December 31, 2024.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured as of June 30, 2025 and December 31, 2024 ($ in millions):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$488.1	$—	$488.1
U.S. Government obligations	—	88.0	—	88.0
Asset-backed securities	—	33.9	—	33.9
Non-U.S. government obligations	—	14.5	—	14.5
Fixed maturities	$—	$624.5	$—	$624.5
Short term investments	—	21.3	—	21.3
Total	$—	$645.8	$—	$645.8

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$470.8	$—	$470.8
U.S. Government obligations	—	107.7	—	107.7
Asset-backed securities	—	22.9	—	22.9
Non-U.S. government obligations	—	6.0	—	6.0
Fixed maturities	$—	$607.4	$—	$607.4
Short term investments	—	27.5	—	27.5
Total	$—	$634.9	$—	$634.9

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of both June 30, 2025 and December 31, 2024.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2025 and for the year ended December 31, 2024.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the six months ended June 30, 2025 and 2024 ($ in millions):

	June 30,
	2025	2024
Unpaid loss and LAE at beginning of period	$298.1	$262.3
Less: Reinsurance recoverable at beginning of period (1)	149.5	120.2
Net unpaid loss and LAE at beginning of period	148.6	142.1
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	175.5	145.0
Prior years	(12.6)	(8.6)
Total incurred	162.9	136.4
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	101.0	82.1
Prior years	54.5	51.9
Total paid	155.5	134.0
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	156.0	144.5
Reinsurance recoverable at end of period (1)	153.8	137.7
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$309.8	$282.2

(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had favorable development on net loss and LAE reserves of $12.6 million for the six months ended June 30, 2025, and favorable development on net loss and LAE reserves of $8.6 million for the six months ended June 30, 2024. The favorable loss development of $12.6 million is primarily due to better than expected loss reserve emergence on homeowners multi-peril product. No additional premiums or returned premiums have been accrued as a result of prior year effects.

For the six months ended June 30, 2025, current accident year net incurred loss and LAE included $16.9 million related to the January 2025 California Wildfires, excluding the impact of the aggregate catastrophe cap limits, and represents the Company's best estimates based upon available information, including but not limited to industry data, reported claims, reinsurance recoveries and subrogation.

In March 2025, the Company entered into the Participation of Recovery Rights Agreements to sell its subrogation rights related to the January 2025 California wildfires resulting in a reduction of $4.2 million in net unpaid losses.
Reinsurance
In the ordinary course of business, the Company cedes losses and LAE to reinsurance companies to reduce the potential net loss exposure from large losses or catastrophic risks, and to manage regulatory capital requirements. Certain of these arrangements consist of excess of loss and catastrophe contracts, which protect against losses exceeding stipulated amounts. The ceding of risk through reinsurance does not relieve the Company from its obligations to policyholders, and the Company remains primarily liable with respect to ceded losses and LAE in the event that any reinsurer does not meet obligations assumed under the reinsurance agreements. The Company does not have any significant unsecured aggregate recoverable for losses, paid and unpaid including Incurred But Not Reported ("IBNR"), loss adjustment expenses, and unearned premium with any individual reinsurer. The Company maintains proportional reinsurance contracts which cover all of the Company's products and geographies, and transfers, or “cedes,” a specified percentage of the premium to reinsurers. The Company also manages the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts.

Whole Account Quota Share Reinsurance Contracts

The Company agreed to the terms of a reinsurance program effective July 1, 2024 through June 30, 2025 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE ("Hannover"), MAPFRE Re Compania De Reaseguros S.A. ("MAPFRE"), and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," approximately 55% of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers, and is settled primarily on a funds-withheld basis. The Reinsurance Program with Hannover and MAPFRE was renewed effective July 1, 2025 and will expire on June 30, 2026, with a reduced effective cession rate of approximately 20% and with other terms similar to the contracts that expired on June 30, 2025.

Property Per Risk Excess of Loss and Auto Facultative Property Per Risk Reinsurance Contracts

LIC and MIC entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract") effective July 1, 2024 and expired on June 30, 2025. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, and further subject to certain limitations. The PPR Contract was renewed at similar terms effective July 1, 2025 and will expire on June 30, 2026.

LIC entered into an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Re (the "Automatic Facultative PPR Contract"), effective July 1, 2023 and expired on June 30, 2024. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024, and was not renewed.

Captives

The Company entered into an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda in which the Company has variable interest. This XOL reinsurance contract primarily covers catastrophe risk on property and auto business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract effective July 1, 2024 expired on June 30, 2025, and was renewed at similar terms effective July 1, 2025 and will expire on June 30, 2026.

The Company is also exposed to some risks on property, auto and pet insurance underwritten by LIC and MIC ceded through Quota Share ("QS") Reinsurance Contracts which is retained in an offshore captive subsidiary, Lemonade Re SPC. The MIC QS reinsurance contract which became effective July 1, 2023 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2025 on the same terms except for the increase in cession rate to 35% and ceding commission. The new QS reinsurance contract shall remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract became effective on July 1, 2025 and will expire on June 30, 2026.

Through the captives, the Company is exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from policies underwritten by LIC and MIC.

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

The Company had $123.5 million and $83.4 million of outstanding borrowings under financing agreement as of June 30, 2025 and December 31, 2024. The Company incurred interest expense of $4.0 million and $7.3 million for the three and six months ended June 30, 2025 and $1.0 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and such interest is included in “General and administrative expense” in the condensed consolidated statements of operations and comprehensive income (loss).

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of June 30, 2025 and December 31, 2024 consist of the following ($ in millions):

	June 30,	December 31,
	2025	2024
Lease liabilities	$20.2	$23.8
Accrued advertising costs	18.7	13.4
Ceding commission payable	18.5	3.9
Uncertain tax position	11.2	9.7
Employee compensation	10.9	13.2
Payable to carriers	8.7	6.2
Accrued professional fees	6.6	5.1
Advance premium	5.8	3.1
Premium taxes payable	4.0	8.1
Reinsurance payable	2.6	2.8
Income taxes payable	1.1	1.5
Other payables	15.9	14.9
Total	$124.2	$105.7

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 73,819,710 and 72,720,866 total issued and outstanding shares as of June 30, 2025 and December 31, 2024, respectively.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 14), of which 400,000 shares were owned as of both June 30, 2025 and December 31, 2024.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value $0.00001 per share. As of both June 30, 2025 and December 31, 2024, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2025, the 2020 Plan share pool was increased by 3,636,043 shares, equal to 5% of the aggregate number of outstanding common stock as of December 31, 2024. As of June 30, 2025, there were 9,139,699 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2025, there was no increase in the 2020 ESPP share pool. As of June 30, 2025, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of June 30, 2025, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
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
Options granted to employees and non-employees
The fair value of each option granted for the three and six months ended June 30, 2025 and 2024 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Six Months Ended June 30,
	2025	2024
Weighted average expected term (years)	6.0	5.7
Risk-free interest rate	4.1%	4.3%
Volatility	79%	77%
Expected dividend yield	0%	0%
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

The following tables summarize activity of stock options and restricted stock units ("RSUs"):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2024	9,376,193	$36.03	6.81	$106.78
Granted	44,518	$40.28
Exercised	(215,972)	$18.91
Canceled/Forfeited	(1,308,324)	$87.42
Outstanding as of June 30, 2025	7,896,415	$28.00	6.52	$150.88
Options exercisable as of June 30, 2025	5,603,031	$30.51	5.94	$100.17
Options unvested as of June 30, 2025	2,293,384	$21.87	7.94	$50.71
Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,278,383	$20.00
Granted	660,289	$38.53
Vested	(882,872)	$20.21
Canceled/Forfeited	(220,808)	$18.68
Outstanding as of June 30, 2025	3,834,992	$23.21
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), are included and presented in the condensed consolidated statements of operations and comprehensive income (loss) as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss and loss adjustment expense, net	$0.6	$0.5	$1.1	$1.0
Other insurance expense	0.6	0.6	1.3	1.2
Sales and marketing (1)	0.8	2.6	(3.5)	4.6
Technology development	6.9	6.4	13.7	12.8
General and administrative	6.5	5.3	13.1	10.7
Total stock-based compensation expense	$15.4	$15.4	$25.7	$30.3
(1) Includes the impact of the canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy in the amount of $5.2 million for the six months ended June 30, 2025 and compensation expense related to warrant shares of $1.6 million and $2.5 million for the three and six months ended June 30, 2024, respectively.

Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive income (loss) as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$5.8	$7.1	$12.3	$14.8
RSUs	9.6	6.7	18.6	13.0
Warrant shares	—	1.6	(5.2)	2.5
Total stock-based compensation expense	$15.4	$15.4	$25.7	$30.3
The total unrecognized expense granted to employees and non-employees outstanding at June 30, 2025 was $24.9 million for the stock options and $83.5 million for the RSUs, with a remaining weighted-average vesting period of 0.8 years for the stock options and 1.3 years for the RSUs.
Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. Compensation expense is recognized over the vesting period, for each of the installments, in increasing amounts over five years and presented under “Sales and Marketing expense” in the condensed consolidated statements of operations and comprehensive income. The Company recognized compensation expense related to these equity-classified warrants in the amount of $1.6 million and $2.5 million for the three and six months ended June 30, 2024, respectively. There were 181,191 warrant shares which vested in April 2024 and were exercised in June 2024. As a result of the termination of the Warrant Agreement as discussed in Note 10, the remaining unvested warrant shares of 3,170,834 were canceled. The Company recognized the impact of the canceled unvested warrant shares for contract year 2 in the amount of $5.2 million for the six months ended June 30, 2025.

12.    Income Taxes
The consolidated effective tax rate was (2.2)% and (4.2)% for the six months ended June 30, 2025 and 2024, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in uncertain tax positions relating to transfer pricing methodology.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest, amounted to $10.6 million and $15.7 million as of June 30, 2025 and 2024, respectively. The decrease was primarily driven by the change in transfer pricing methodology in prior year. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $0.6 million and $0.7 million as of June 30, 2025 and 2024, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could change within the next 12 months.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. in 2020 to provide certain relief as a result of the COVID-19 pandemic. The Employee Retention Credit ("ERC") program was established under the CARES Act whereby companies who meet the eligibility requirements may claim a tax credit against certain employment taxes paid in 2020 and 2021. For the period ended June 30, 2025, the Company recorded $11.7 million of tax refund received under the ERC program which is presented under “General and Administrative expense” in the condensed consolidated statements of operations and comprehensive income.
On July 4, 2025, a new U.S. tax legislation was signed into law known as the One Big Beautiful Bill Act of 2025 ("OBBBA") which includes both tax and non-tax provisions. The Company is currently evaluating the impact of the changes resulting from the tax provisions in OBBBA and does not expect the changes to have a material impact to its results of operations.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(43.9)	$(57.2)	$(106.3)	$(104.5)
Denominator:
Weighted average common shares outstanding — basic and diluted	73,433,379	70,721,227	73,178,708	70,502,856
Net loss per share attributable to common stockholders — basic and diluted	$(0.60)	$(0.81)	$(1.45)	$(1.48)
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

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	7,896,415	9,988,565
Unvested restricted stock	3,834,992	4,329,050
Warrants for common stock (1)	412,969	412,969
Total	12,144,376	14,730,584
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263.

14.    Related Party Transactions

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 10), of which 400,000 shares were owned by the Lemonade Foundation as of June 30, 2025 and December 31, 2024. There was no outstanding amount due to or from the Lemonade Foundation as of June 30, 2025 and there was less than $0.1 million as of December 31, 2024.

15.    Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company has a potential liability claim exposure related to Metromile's cybersecurity incident arising out of a software bug related to its online pre-filled quote form and application process, for which the Company has determined that a liability associated with this matter is probable and can be reasonably estimated, and therefore has recorded a liability for this matter in accordance with ASC 450. The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.

Charges and guarantees

The Company provided guarantees in an aggregate amount of $2.7 million as of June 30, 2025 and $2.7 million as of December 31, 2024 with respect to certain office leases.
Assessments
The Company is a member of the California FAIR Plan ("FAIR Plan") which is an insurance pool that provides coverage to California homeowners who are unable to obtain insurance in the voluntary market. To the extent the FAIR Plan is unable to pay losses during a catastrophe event, it may seek regulatory approval to assess member companies based on their relevant market share. Members are also allowed to request prior approval for temporary supplemental fees to recoup up to 50% of the assessed amount. The Company received an assessment charge of $6.9 million from the FAIR Plan related to the January 2025 California Wildfires, which is presented under “Other Insurance Expense” in the condensed consolidated statements of operations and comprehensive income. The Company is in the process of seeking regulatory approval for recoupment.
Sublease
The Company in June 2024 entered into a sublease agreement for a portion of its office space in New York City which commenced in June 2024 and will end in November 2025. The Company recorded an impairment charge related to the sublease of $0.3 million, which reduced Right-of-Use ("RoU") assets, and the related furniture and equipment and leasehold improvements for the six months ended June 30, 2024. The impairment charge is presented under “General and Administrative expenses” in the condensed consolidated statements of operations and comprehensive income. The Company estimated the fair value of the RoU asset based on the net present value of the sublease rental income through the lease expiration date of the head lease

16.    Segment Information
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$164.1	$122.0	$315.3	$241.1
less: Loss and loss adjustment expenses, net	77.5	70.5	162.9	136.4
Other insurance expense	21.4	18.8	47.5	36.1
Sales and marketing	9.9	11.0	15.0	21.6
Advertising expenses	49.7	25.8	87.8	45.6
Technology development	22.4	21.2	44.4	42.1
General and administrative	28.8	23.3	56.9	47.6
Interest expense	4.0	1.0	7.3	1.5
Depreciation and amortization	4.7	5.2	9.2	10.2
Other expenses (1)	(11.7)	0.3	(11.7)	0.3
Income tax expense	1.3	2.1	2.3	4.2
Segment / Consolidated Net Loss	$(43.9)	$(57.2)	$(106.3)	$(104.5)
(1) Includes $11.7 million of tax refund under the ERC program (See Note 12).

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Jurisdiction	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$61.3	21.5%	$55.3	24.4%	$121.7	22.6%	$110.6	25.6%
Texas	38.8	13.6%	35.9	15.9%	71.3	13.2%	65.9	15.3%
New York	27.0	9.5%	22.8	10.1%	52.9	9.8%	43.8	10.1%
Washington	14.5	5.1%	9.1	4.0%	27.5	5.1%	17.1	4.0%
Illinois	14.1	5.0%	10.9	4.8%	25.7	4.8%	20.6	4.8%
New Jersey	12.8	4.5%	10.7	4.7%	24.5	4.5%	20.4	4.7%
Colorado	10.7	3.8%	8.2	3.6%	17.5	3.2%	14.1	3.3%
Pennsylvania	8.3	2.9%	6.1	2.7%	15.3	2.8%	11.2	2.6%
Florida	8.2	2.9%	4.3	1.9%	14.5	2.7%	7.4	1.7%
Georgia	7.4	2.6%	6.8	3.0%	13.9	2.6%	12.4	2.9%
All other	71.8	25.2%	52.7	23.3%	134.9	25.2%	101.8	23.5%
US	274.9	96.6%	222.8	98.5%	$519.7	96.5%	$425.3	98.5%
Europe and UK	9.6	3.4%	3.4	1.5%	19.0	3.5%	6.5	1.5%
Total	$284.5	100.0%	$226.2	100.0%	$538.7	100.0%	$431.8	100.0%

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

As of June 30, 2025, we had $123.5 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $7.3 million for the six months ended June 30, 2025 and such interest is included in “General and Administrative expense” in the condensed consolidated statements of operations and comprehensive income.

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
We conduct certain of our operations in Israel and therefore our operations and results may be adversely affected by political, economic and military instability and conflict in Israel and the surrounding region. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. For additional information, see "Risk Factors — Risks Relating to our Business — We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region." in our Annual Report on Form 10-K.

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

We maintain proportional reinsurance contracts which cover all of the Company's products and geographies, and transfers, or “cedes,” a specified percentage of the premium to reinsurers. We also manages the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts.

We agreed to the terms of our reinsurance program effective July 1, 2024 through June 30, 2025 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE ("Hannover"), MAPFRE Re Compania De Reaseguros S.A. ("MAPFRE"), and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," approximately 55% of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, these contracts are subject to loss ratio caps and variable ceding commission, which align our interests with those of our Reinsurers and is settled primarily on a funds withheld basis. We renewed the Reinsurance Program with Hannover and MAPFRE effective July 1, 2025 and will expire on June 30, 2026, with a reduced effective cession rate of 20% and with similar terms to the contracts that expired on June 30, 2025.
LIC and MIC entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract") effective July 1, 2024 and expired on June 30, 2025. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was renewed at similar terms effective July 1, 2025 and will expire on June 30, 2026.
LIC entered into an Automatic Facultative PPR Contract with Arch Re, in which claims in excess of $3,000,000 are 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024, and was not renewed.

We also entered into an Excess of Loss Reinsurance Contract (the "XOL reinsurance contract") through a captive in Bermuda in which we have a variable interest. This XOL reinsurance contract primarily covers catastrophe risk on property and car business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract effective July 1, 2024 expired on June 30, 2025, and was renewed at similar terms effective July 1, 2025 and expiring on June 30, 2026.

We are also exposed to some risks on property, auto and pet insurance underwritten by LIC and MIC ceded through Quota Share Reinsurance Contracts (the "QS reinsurance contracts") which is retained in an offshore captive subsidiary, Lemonade Re SPC in the Cayman Islands. The MIC QS reinsurance contract which became effective July 1, 2023 was amended to increase the cession rate to 35% and ceding commission rate effective July 1, 2025, and shall remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract became effective on July 1, 2025 and will expire on June 30, 2026.

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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	2,693,107	2,167,194	2,693,107	2,167,194
In force premium (end of period)	$1,083.4	$838.8	$1,083.4	$838.8
Premium per customer (end of period)	$402	$387	$402	$387
Annual dollar retention (end of period)	84%	88%	84%	88%
Total revenue	$164.1	$122.0	$315.3	$241.1
Gross earned premium	$252.3	$199.9	$485.9	$387.8
Gross profit	$64.3	$30.8	$102.9	$65.5
Adjusted gross profit	$65.6	$33.4	$111.6	$70.1
Net loss	$(43.9)	$(57.2)	$(106.3)	$(104.5)
Adjusted EBITDA	$(40.9)	$(43.0)	$(87.9)	$(76.9)
Gross profit margin	39%	25%	33%	27%
Adjusted gross profit margin	40%	27%	35%	29%
Ratio of Adjusted gross profit to Gross earned premium	26%	17%	23%	18%
Gross loss ratio	67%	79%	73%	79%
Net loss ratio	69%	79%	75%	79%

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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change	% Change
	($ in millions)
Revenue
Net earned premium	$112.5	$89.3	$23.2	26%
Ceding commission income	30.4	16.5	13.9	84%
Net investment income	9.4	8.1	1.3	16%
Commission and other income	11.8	8.1	3.7	46%
Total revenue	164.1	122.0	42.1	35%
Expense
Loss and loss adjustment expense, net	77.5	70.5	7.0	10%
Other insurance expense	21.4	18.8	2.6	14%
Sales and marketing	59.6	36.8	22.8	62%
Technology development	22.4	21.2	1.2	6%
General and administrative	25.8	29.8	(4.0)	(13)%
Total expense	206.7	177.1	29.6	17%
Loss before income taxes	(42.6)	(55.1)	12.5	(23)%
Income tax expense	1.3	2.1	(0.8)	(38)%
Net loss	$(43.9)	$(57.2)	$13.3	(23)%

Net Earned Premium

Net earned premium increased $23.2 million, or 26%, to $112.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the earning of increased gross written premium.

	Three Months Ended June 30,
	2025	2024	Change	% Change
	($ in millions)
Gross written premium	$284.5	$226.2	$58.3	26%
Ceded written premium	(157.1)	(124.3)	(32.8)	26%
Net written premium	$127.4	$101.9	$25.5	25%
Gross written premium increased $58.3 million, or 26%, to $284.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a 24% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 4% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium increased $32.8 million, or 26%, to $157.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to growth in business across all products.

Net written premium increased $25.5 million, or 25%, to $127.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 55% for the three months ended June 30, 2025 and 2024 consistent with our participation rate in our reinsurance contracts as discussed in more detail in the "Reinsurance" section above.

	Three Months Ended June 30,
	2025	2024	Change	% Change
	($ in millions)
Gross earned premium	$252.3	$199.9	$52.4	26%
Ceded earned premium	(139.8)	(110.6)	(29.2)	26%
Net earned premium	$112.5	$89.3	$23.2	26%

Ceding Commission Income
Ceding commission income increased $13.9 million, or 84%, to $30.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, consistent with the increase in ceded earned premium during the period and the impact of our variable ceding commission arrangement with reinsurers driven by favorable loss ratio development in comparison to prior period.
Net Investment Income
Net investment income increased $1.3 million, or 16% to $9.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and Non-US Government.
Commission and Other Income
Commission and other income increased $3.7 million, or 46%, to $11.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to growth in premiums placed with third-party insurance companies during the period, installment fees and sublease income from our New York and San Francisco office space.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $7.0 million, or 10%, to $77.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was in line with growth in premium and increased claim costs offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business.
Other Insurance Expense
Other insurance expense increased $2.6 million, or 14%, to $21.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 consistent with growth in earned premium. Credit card processing fees increased $1.3 million, or 30%, as compared to the three months ended June 30, 2024 as a result of the increase in customers and associated premium. Employee-related expense, including stock-based compensation increased $1.0 million, or 20% as compared to three months ended June 30, 2024.

Sales and Marketing
Sales and marketing expense increased $22.8 million, or 62%, to $59.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $23.9 million, or 93%, as compared to the three months ended June 30, 2024 consistent with growth in our business. Compensation expense related to the warrant shares decreased $1.6 million, or 100%, as compared to the three months ended June 30, 2024 due to the termination of the Warrant Agreement with Chewy.
Technology Development
Technology development expense increased $1.2 million, or 6%, to $22.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $1.8 million, or 11%, as compared to the three months ended June 30, 2024. Hosting and development costs decreased $0.4 million or 20%, as compared to the three months ended June 30, 2024.
General and Administrative
General and administrative expense decreased $4.0 million, or 13%, to $25.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest expense related to borrowings from financing agreement with GC increased $2.9 million, or 264%, as compared to three months ended June 30, 2024 due to increased borrowings during the period. Employee-related expense, including stock-based compensation, increased $2.5 million, or 19%, as compared to three months ended June 30, 2024. Bad debt expense increased by $2.3 million or 110%, as compared to three months ended June 30, 2024. During the period, we recorded $11.7 million of tax refund received under the ERC program.
Income Tax Expense
Income tax expense decreased $0.8 million, 38%, to $1.3 million for the three months ended June 30, 2025 and three months ended June 30, 2024 due to the decrease in the liability for uncertain tax positions due to updated benchmarking analyses.
Net Loss
Net loss decreased $13.3 million, or 23%, to $43.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the factors described above.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change	% Change
	($ in millions)
Revenue
Net earned premium	$216.8	$173.7	$43.1	25%
Ceding commission income	57.3	37.5	19.8	53%
Net investment income	18.9	15.7	3.2	20%
Commission and other income	22.3	14.2	8.1	57%
Total revenue	315.3	241.1	74.2	31%
Expense
Loss and loss adjustment expense, net	162.9	136.4	26.5	19%
Other insurance expense	47.5	36.1	11.4	32%
Sales and marketing	102.8	67.2	35.6	53%
Technology development	44.4	42.1	2.3	5%
General and administrative	61.7	59.6	2.1	4%
Total expense	419.3	341.4	77.9	23%
Loss before income taxes	(104.0)	(100.3)	(3.7)	4%
Income tax expense	2.3	4.2	(1.9)	(45)%
Net loss	$(106.3)	$(104.5)	$(1.8)	2%
Net Earned Premium
Net earned premium increased $43.1 million, or 25%, to $216.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the earning of increased gross written premium and the impact of our reinsurance program to our ceded written premium as discussed above under "Reinsurance."

	Six Months Ended June 30,
	2025	2024	Change	% Change
	($ in millions)
Gross written premium	$538.7	$431.8	$106.9	25%
Ceded written premium	(295.9)	(236.0)	(59.9)	25%
Net written premium	$242.8	$195.8	$47.0	24%
Gross written premium increased $106.9 million, or 25%, to $538.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a 24% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 4% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium increased $59.9 million, or 25%, to $295.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to growth in business across all products.

Net written premium increased $47.0 million, or 24%, to $242.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 55% for the six months ended June 30, 2025 and 2024, consistent with our participation rate in our reinsurance contracts as discussed in more detail in the "Reinsurance" section above.

	Six Months Ended June 30,
	2025	2024	Change	% Change
	($ in millions)
Gross earned premium	$485.9	$387.8	$98.1	25%
Ceded earned premium	(269.1)	(214.1)	(55.0)	26%
Net earned premium	$216.8	$173.7	$43.1	25%

Ceding Commission Income
Ceding commission income increased $19.8 million, or 53%, to $57.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, consistent with the increase in ceded earned premium and the impact of our variable ceding commission arrangement with reinsurers driven by favorable loss ratio development in comparison to prior period.
Net Investment Income
Net investment income increased $3.2 million, or 20%, to $18.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. and non-U.S. Government.
Commission and Other Income
Commission and other income increased $8.1 million, or 57%, to $22.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to growth on premium placed with third-party insurance companies during the period, installment fees and sublease income from our New York and San Francisco office space.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $26.5 million, or 19%, to $162.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was in line with growth in premium and increased claim costs offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business. Net incurred losses included the impact of the California Wildfires in January 2025 in the amount of $16.9 million.
Other Insurance Expense
Other insurance expense increased $11.4 million, or 32%, to $47.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 consistent with growth in earned premiums and the California FAIR Plan assessment charge of $6.9 million related to the January 2025 California Wildfires. Credit card fees also increased $2.6 million, or 32%, as compared to the six months ended June 30, 2024, as a result of the increase in customers and associated premium. Underwriting data costs increased $1.8 million, or 34%, as compared to the six months ended June 30, 2024. Employee-related expense, including stock-based compensation, increased $1.5 million, or 14%, as compared to the six months ended June 30, 2024. Amortization of deferred acquisition costs, net of ceding commissions increased $1.2 million, or 20%, as compared to the six months ended June 30, 2024. Insurance regulatory fees decreased $1.5 million, or 50% as compared to the six months ended June 30, 2024.

Sales and Marketing
Sales and marketing expense increased $35.6 million, or 53%, to $102.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $42.2 million, or 93%, as compared to the six months ended June 30, 2024 consistent with growth in our business. Compensation expense related to the warrant shares decreased $7.7 million, or 308%, due to the termination of the Warrant Agreement with Chewy.
Technology Development
Technology development expense increased $2.3 million, or 5%, to $44.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $3.4 million, or 11%, as compared to the six months ended June 30, 2024. Hosting and development costs decreased by $0.9 million, or 21%, as compared to the six months ended June 30, 2024.
General and Administrative
General and administrative expense increased $2.1 million, or 4%, to $61.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Interest expense related to borrowings from financing agreement with GC increased $5.6 million, or 329%, as compared to six months ended June 30, 2024 due to increased borrowings during the period. Employee-related expense, including stock-based compensation, increased by $4.5 million, or 17%, as compared to the six months ended June 30, 2024. Bad debt expense increased $3.6 million, or 68% compared to the six months ended June 30, 2024. During the period, we recorded $11.7 million of tax refund received under the ERC program. Depreciation and amortization expense decreased $1.0 million, or 10% compared to six months ended June 30, 2024.
Income Tax Expense
Income tax expense decreased $1.9 million, or 45%, to $2.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to change in transfer pricing methodology and uncertain tax position.
Net Loss
Net loss increased $1.8 million, or 2%, to $106.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the factors described above.

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

The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Total revenue	$164.1	$122.0	$315.3	$241.1
Adjustments:
Loss and loss adjustment expense, net	(77.5)	(70.5)	(162.9)	(136.4)
Other insurance expense	(21.4)	(18.8)	(47.5)	(36.1)
Depreciation and amortization	(0.9)	(1.9)	(2.0)	(3.1)
Gross profit	$64.3	$30.8	$102.9	$65.5
Gross profit margin (% of total revenue)	39%	25%	33%	27%
Adjustments:
Net investment income	$(9.4)	$(8.1)	$(18.9)	$(15.7)
Interest income and other income	(2.0)	(2.3)	(3.8)	(4.5)
Employee-related expense	6.1	5.1	12.0	10.5
Professional fees and other	5.7	6.0	17.4	11.2
Depreciation and amortization	0.9	1.9	2.0	3.1
Adjusted gross profit	$65.6	$33.4	$111.6	$70.1
Adjusted gross profit margin (% of total revenue)	40%	27%	35%	29%
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

The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Numerator: Adjusted gross profit	$65.6	$33.4	$111.6	$70.1
Denominator: Gross earned premium	$252.3	$199.9	$485.9	$387.8
Ratio of Adjusted gross profit to Gross earned premium	26%	17%	23%	18%

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
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Net loss	$(43.9)	$(57.2)	$(106.3)	$(104.5)
Adjustments:
Income tax expense	$1.3	$2.1	2.3	$4.2
Depreciation and amortization	4.7	5.2	9.2	10.2
Stock-based compensation (1)	15.4	15.4	25.7	30.3
Interest expense	4.0	1.1	7.3	1.7
Interest income and others	(1.2)	(1.6)	(2.2)	(3.1)
Net investment income	(9.4)	(8.1)	(18.9)	(15.7)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.1)	(0.1)	(0.2)	(0.2)
Other adjustment (2) (3) (4)	(11.7)	0.2	(4.8)	0.2
Adjusted EBITDA	$(40.9)	$(43.0)	$(87.9)	$(76.9)
(1) Includes the impact of canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy of $5.2 million for the six months ended June 30, 2025 and compensation expense related to the warrant shares $1.6 million and $2.5 million for the three and six months ended June 30, 2024, respectively (See Note 11 of the unaudited condensed consolidated financial statements).
(2) Includes the California FAIR Plan assessment related to the January 2025 California Wildfires for the six months ended June 30, 2025 (See Note 15 of the unaudited condensed consolidated financial statements).
(3) Includes impairment charge of $0.3 million related to a portion of the New York office sublease, net of gain on termination of lease for the three and six months ended June 30, 2024 (See Note 15 of the unaudited condensed consolidated financial statements).
(4) Includes $11.7 million of tax refund received under the ERC Program for the three and six months ended June 30, 2025 (See Note 12 of the unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

As of June 30, 2025, we had $377.5 million in cash and cash equivalents, and $645.8 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing was provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025, and was further amended and restated in April 2024 and June 2024 to clarify certain provisions and all material terms and conditions remain unchanged. On February 3, 2025, the Agreement was further amended in which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. As of June 30, 2025, we had $123.5 million of outstanding borrowings under the Amended and Restated Agreement with GC. We believe our existing cash and cash equivalents as of June 30, 2025 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This belief is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2025, cash and investments held by these companies was $664.0 million of which $276.5 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2025, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2025	2024
	($ in millions)
Net cash used in operating activities	$(41.7)	$(41.5)
Net cash (used in) provided by investing activities	$(10.8)	$92.2
Net cash provided by financing activities	$44.1	$29.1

Operating Activities
Cash used in operating activities was $41.7 million for the six months ended June 30, 2025, an increase of $0.2 million from $41.5 million for the six months ended June 30, 2024. This reflected the $1.8 million increase in our net loss, primarily offset by changes in our operating assets and liabilities. The increase in cash used in operating activities from the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash used in investing activities was $10.8 million for the six months ended June 30, 2025, primarily due to purchases of U.S. government obligations, corporate debt securities, asset-backed securities, offset by proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
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
Financing Activities
Cash provided by financing activities was $44.1 million for the six months ended June 30, 2025, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $29.1 million for the six months ended June 30, 2024, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of June 30, 2025 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,023.3 million in cash, cash equivalents and investments available at June 30, 2025. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 — Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of new accounting pronouncements.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2025, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2025, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)     None.
(b)    Insider Trading Arrangements and Policies

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Adina Eckstein	Adopt	June 4, 2025	X		200,165	3/5/2026
Chief Operating Officer
*Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except for the foregoing, during the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
(c)    None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Form of Warrant Certificate of Metromile, Inc.	S-1	333-253055	4.2	2/12/2021
4.3	Warrant Agreement, dated September 2, 2020, between INSU Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39484	4.1	9/9/2020
10.1*†	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Metromile Insurance Company by Subscribing Reinsurers effective July 1, 2025.
10.2*†
Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, Hannover Ruck SE effective July 1, 2025.

10.3*†
Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, MAPFRE Re Compania De Reaseguros S.A. (Spain) dated effective July 1, 2025.

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

Lemonade, Inc.

Date:	August 5, 2025	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	August 5, 2025	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer