Form 10-K
period 2025-12-31
Lemonade, Inc.
filed 2026-02-25
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of $43.81 on June 30, 2025, was approximately $2,880,712,049.

Registrant had 76,383,438 shares of common stock outstanding as of February 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding our future results of operations and financial position, our ability to expand our business, our ability to effectively manage the growth of our business, our ability to achieve profitability, our ability to attract, retain and expand our customer base, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, the effects of seasonal trends on our results of operations, the impact of catastrophe events or natural disasters on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts, the adequacy of our loss and loss adjustment reserves, the impact of the evolving conflict in Israel and surrounding region, the potential effects of macroeconomic conditions including inflation, changes in trade policy and tariffs on our claims costs and results of operations, our ability to develop and deploy artificial intelligence and technology, our ability to expand into new products and geographic markets, anticipated benefits of and our ability to maintain our financing arrangements, the impact of current and future laws and regulations including tax legislation, the sufficiency of our capital and liquidity, and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•Our future revenue growth depends on our ability to increase the lifetime value of our customers and attaining greater value from each customer.
•Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
•Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers.
•Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.
•If we are unable to maintain and implement relationships with third-party service providers, or renew contracts with them on favorable terms, or if those parties are adversely impacted by financial, reputational, regulatory and other tasks, our prospects for future growth and our business may be adversely affected.
•If we are unable to expand our product offerings, or penetrate new markets, our future growth may be limited.
•We rely on artificial intelligence, telematics, mobile technology, and our digital platforms to collect data and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could adversely affect our business.
•If we are unable to underwrite risks accurately and charge competitive yet profitable rates our business will be adversely affected.
•Our pricing model for self-driving technologies and reliance on direct vehicle telemetry may not function as expected.
•We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.
•Interruptions or delays in the services provided by our sole provider of third-party data centers could impair the operability of our website.
•Security incidents or real or perceived errors, failures or bugs in our systems could impair our operations.
•We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions.
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business and impact our capital needs.
•We may face particular privacy, data security, and data protection risks as we continue to expand into Europe and the UK in connection with the GDPR and other data protection regulations.
•We may be unable to prevent or address the misappropriation of our data.
•If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims.

•Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues.
•Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect.
•The "Lemonade" brand may not become as widely known as incumbents' brands or the brand may become tarnished.
•Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks.
•There may be an adverse impact of the Customer Investment Agreement.
•We are subject to extensive insurance industry regulations.
•Severe weather events and other catastrophes are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
•We rely on data from our customers and third parties for pricing and underwriting our insurance policies handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
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

PART I
Item 1. Business
Overview
Lemonade is rebuilding insurance from the ground up on a digital substrate and an innovative business model. By leveraging technology, data, artificial intelligence, contemporary design, and social impact, we believe we are making insurance more delightful, more affordable, and more precise. To that end, we have built a vertically-integrated company with wholly-owned insurance carriers in the United States and Europe, including the UK, and the full technology stack to power them.
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
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. To lessen the volatility inherent in an industry directly impacted by the weather, we utilize several forms of reinsurance, with the goal of reducing the impact on our gross margin.
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
We leverage technology in everything we do. AI Maya and our APIs sell 98% of Lemonade's policies. Homeowners insurance policies in the United States are sold primarily via agents, making a platform that finds, onboards, and digitally serves consumers end-to-end very much an outlier. Our digital substrate enables us to integrate marketing and onboarding with underwriting and claims processing, collecting and deploying data throughout, to constantly drive efficient customer acquisition, enhance the customer experience, and mitigate risk. This approach results in significant, rapid scaling coupled with high customer satisfaction.
To align our interests with those of our customers, encourage good behavior and build a long-term relationship based on mutual trust, we endeavor to decouple our financial incentives from variability in claims. Unlike many of our competitors, we work to minimize incentives to deny legitimate claims as we aim to give back, rather than keep the remaining monies. Our reinsurance contracts lessen the volatility in our operating results, as a portion of claims are borne by our reinsurance partners. See "Risk Factors - Risks Relating to Our Business”. In the future, reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business and impact our capital needs. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
After our customers purchase a policy, we ask them to designate a charitable cause for us to support. As a result, we believe customers are less inclined to embellish claims as they could be hurting a nonprofit they care about, rather than an insurance company they do not.
Strong retention rates and a subscription-based model create highly-recurring and naturally-growing revenue streams, and provide visibility into our topline results. Our reinsurance construct, in turn, mitigates the volatility inherent in traditional insurance companies, where profits quite literally depend on the weather. With our reinsurance agreements reducing the impact of excess claims, and our Giveback policy, we have two powerful ballasts that reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers.

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
AI Jim
AI Jim is our claims bot, and, as of December 31, 2025, 96% of the time, it is AI Jim that will take the first notice of loss from a Lemonade customer without human intervention (and with zero claims overhead, known as loss adjustment expense, or “LAE”). As of December 31, 2025, roughly 55% of our claims were automated, resulting in instant or near-instant processing from start to finish. AI Jim triages and assigns claims he is not authorized to settle, or ones where he identifies concerns, to human claims experts, analyzing each expert's specialty, qualifications, workload, and schedule to determine to whom to assign the claim. Even where human escalation is needed, AI Jim will have done much of the heavy lifting so our team can settle claims and support customers in their hour of need as quickly and smoothly as possible.
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
Forensic Graph
Forensic Graph utilizes the combined power of behavioral economics, big data, and AI to predict, deter, detect, and block fraud throughout the customer engagement. Insurance fraud is a complicated problem to solve for traditional insurers, mostly due to data paucity. Forensic Graph tracks untold signals and analyzes relationships between things which may appear trivial or invisible to humans, but in which our machine learning uncovers complex multivariate links that have helped us avoid millions of dollars' worth of potential losses.

Blender
Blender is a robust insurance management platform that we built with customer centricity and exponential efficiency in mind. This is a built-from-scratch, cutting edge backend system, designed as a single, cohesive, and streamlined management tool for our customer experience, underwriting, claims, growth, marketing, finance, and risk teams. When a claims experience specialist logs in to Blender, for example, they instantly see all claims assigned to them by AI Jim. Blender then provides them with instructions for next steps, and when possible, includes coverage determinations, and alerts of suspicious activity. Critically, they will also see an extraordinary amount of information about the users' behavior patterns and their claim, background information, risk indicators, insurance history, and much more. If a vendor is needed, for example, to assess the damage, all appropriate suppliers will appear in Blender, and can be dispatched to the field, and paid, at the push of a button. Blender brings similar integrated, customer-centric, and focused workflows to the other Lemonade teams as well.
Cooper
Cooper is our internal bot (we like to think of him as our own Jarvis) who runs important parts of our Company. Cooper handles complex as well as repetitive tasks, from helping our customer experience team handle lengthy, manual processes such as processing paper checks, to automatically running tens of thousands of tests on each release of our software. Cooper continuously analyzes spectrometry imaging beamed from NASA's satellites, identifying wildfires in real time and blocking ads and sales in the affected areas; Cooper collates and formats materials for our regulatory filings; and he even handles most of our engineering task allocation, code deployment, QA, and more. Cooper makes our team dramatically more efficient and keeps evolving and learning with time.
Blender, Forensic Graph and Cooper, together with AI Maya, AI Jim, and CX.AI, run atop our Customer Cortex. The Customer Cortex, like a central nervous system, is the place where all data about our customers is transmitted, continuously analyzed, and then used by all six applications.
Growth Opportunities
Acquire more customers
We recently passed 3 million customers, proof that people are ready for insurance to work differently. We are well positioned to continue to grow our customer base by continuing to attract first time buyers, an underserved population that continually replenishes.
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
Grow within our existing customer base
As our customers move up the economic ladder and through lifecycle events, their insurance needs evolve to higher value products: renters typically acquire more property and frequently upgrade to successively larger homes. Growing households often need car, pet, and life insurance, and additional coverage. These progressions regularly trigger orders of magnitude jumps in insurance premiums, and within states that offer all of Lemonade’s “suite of products” - Renters, Home, Car, Pet, and Life - we see a growing proportion of customers with multiple Lemonade policies and see ripe opportunities for the business. For instance, we see a significant opportunity for Lemonade Car in selling to our existing customers, allowing us to acquire customers at little or no cost. Of the approximately 3,000,000 customers we have today, about 1.9 million already have car insurance—that translates to a potential multi-billion dollar opportunity in car premiums at nearly zero acquisition costs. We aim to provide an unmatched user experience in order to retain customers throughout their lifespan, expanding their lifetime value without incurring any incremental costs of acquisition.

Expand to new products
Our strategy of growing with our customers also lends itself to expanding into new lines of insurance, as lifecycle events trigger the need for additional insurance products.
Our regulatory framework, technology stack, and brand are all extensible to new lines of insurance, and we anticipate that these will contribute to our growth in the future. In the last five years, we have added life, pet and car insurance to our growing portfolio of offerings, and have expanded product offerings in certain countries in Europe and the UK.
Expand to new geographies
The Lemonade platform is inherently multilingual and agile by design, so that we can efficiently expand into new markets and new product offerings both within the United States and internationally. We are licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington, D.C. As of December 31, 2025, we operate in 41 of those states and Washington, D.C., which collectively represent approximately 95% of the U.S. population. Our strong brand and unique business model drive rapid growth and allow us to quickly gain share in new markets. We also hold a pan-European license, enabling us to passport into and sell in 30 countries across Europe. We currently operate in Germany, the Netherlands, France and the UK and will continue to expand our product offerings in other countries.
Our Product Offerings
Renters and Homeowners Insurance
We offer our products to renters and homeowners in the United States, France, the Netherlands and the UK (in addition to liability insurance) and contents and liability insurance in Germany. The insurance we offer in the United States covers stolen or damaged property, and personal liability, which protects our customers if they are responsible for an accident or damage to another person or their property. In a number of states, we also offer landlord insurance policies to condo and co-op owners who rent out their property less than five times a year.
In the past two years, we expanded our offerings to include Buildings insurance in the UK, the Netherlands and France, giving homeowners the ability to purchase extensive coverage for their home and belongings. Both expansions in the UK and France were supported by existing partnerships with Aviva in the UK and BNP Paribas Cardif in France, providing coverage options unique to each locale through our fully digital experience.

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

We believe our expansion into pet insurance will allow us to further achieve our long-term strategy of growing with our young customer base by offering new insurance experiences to customers as they progress in their lifecycles. Our leadership in leveraging AI has also allowed us to create a highly-efficient business. Our Pet book of business has increased more than 35x (in IFP), dropped 39 points from the loss ratio, and increased efficiencies by 78%, driving down the cost per claim from $65 to $14. About 87% of our pet insurance policies were sold to new customers, and about 5% of those have already added a renters or homeowners policy to their pet policy as of December 31, 2025. Customers that bundle our insurance offerings typically save money. The remaining 13% or so of pet insurance policies were sold to existing customers, whose median premium per customer grew roughly 3.8x with little to no incremental customer acquisition costs.

Car Insurance

We offer car insurance in a number of states. Lemonade Car insurance covers car accidents, weather damage, theft and vandalism, damage from fire, trees, or animals, glass and windshield repair, liability for bodily injury and property damage, medical expenses, roadside assistance, and reimburses drivers for expenses relating to temporary transportation when a car is being repaired, subject to certain exceptions.

Recently, we have integrated a pricing model in certain markets that utilizes direct vehicle telemetry to distinguish between human-driven and autonomous miles. This allows us to offer specialized rates for self-driving technologies specifically pricing autonomous miles at significant discount to reflect the differing risk profiles of AI-assisted driving.

Life Insurance

Lemonade also provides life insurance through a partnership arrangement with a third-party carrier, Legal & General Group. With Lemonade’s term life insurance offering individuals can apply online for up to $1.5 million or more in coverage, for a term of 10 to 40 years. Applicants use Lemonade’s interface to receive an initial quote estimate and then are transferred to our partner to complete their final application.
Giveback Feature
Giveback is a distinctive Lemonade policy to which the Company continues to have a deep commitment. Each year, we aim to donate funds to cause our customers care about. After our customers purchase a policy, we ask them to select from a list of charitable causes categories to support. We determine the annual Giveback based on our review of the Company’s financial performance and our customers’ chosen causes, and aim to donate funds quarterly.

The Giveback is paid only if payment is authorized by our board of directors in its sole discretion and consistent with its duty of care. See "Risk Factors — We could be forced to modify or eliminate our Giveback, which could undermine our business model and have a material adverse effect on our results of operations and financial condition." Since 2017, we have donated over $12 million to causes chosen by our customers under our Giveback program. The Giveback is not a contractual obligation to any customer or to any cause, and customers may not take a tax deduction related to the donations.
Although a new and untested concept, we believe that donating funds to causes our customers care about will discourage fraud and promote greater trust between us and our customers. The Giveback program, and its underlying ethos, has also helped build an honest relationship with our consumers. They trust us, and they also become part of a community; our policyholders are helping others while protecting their valuables, insuring their home, or making sure their pet can afford vital medical care.
Our Vertically Integrated Platform
Sales and Marketing
Our goal is to increase brand awareness and the number of customers migrating to our platform by utilizing a number of marketing channels to aid our direct-to-consumer sales model. Our primary channel of advertisement is the internet, where we promote our ads and services through various media and social media platforms, including Facebook, TikTok, YouTube, X and Instagram. We also use the data generated in customer support interactions to constantly refine and improve our marketing campaigns. We conduct drip campaigns via email to follow up with those who have inquired about us or started the onboarding process. Additionally, we enter into agreements with parties who have access to potential customers, including insurance agencies, apartment building owners, and property management companies.
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
Claims Process
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

Reinsurance
Insurance companies typically experience highly recurring revenue streams, and hence predictable top lines, but with significant bottom line volatility, as profits can literally fluctuate with the weather. Earthquakes, hailstorms, wildfires and hurricanes strike with caprice, and can push an otherwise profitable business deep into the red with little or no warning.
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
Proportional Reinsurance: Maximize Capital Efficiency
The low cost of capital for reinsurance companies creates an opportunity to share premiums and maintain our gross margin while reducing our capital requirements. We maintain proportional reinsurance contracts which transfers, or “cedes”, a specified percentage of the premium to reinsurers (“Proportional Reinsurance Contracts”).
Under U.S. and E.U. regulatory laws, insurance companies are required to set aside "surplus capital" in accordance with various formulae. Our proportional reinsurance structure shifts much of that surplus capital requirement to the reinsurer, reducing these capital requirements.
Non-Proportional Reinsurance: Optimize Gross Margin
As described above, our Proportional Reinsurance Contracts provide that we cede a portion of our premiums to our reinsurers, improving our capital efficiency. We manage the remaining portion of our business with alternative forms of reinsurance, with a view to maximizing profitability.
These two remaining goals live in tension with one another: leaving zero "wiggle room" around our fixed fee would guarantee its stability, but would diminish the benefit from an improved loss ratio. Conversely, any room for improved profitability would also introduce additional volatility.
To balance our desire for both growing and stable gross margin, we set out to structure our remaining reinsurance such that variability in our gross margin is reduced, though not eliminated entirely. We believe we have achieved this through a combination of reinsurance structures known as "per risk reinsurance" (the "Non-Proportional Reinsurance Contracts"), which together reduce the maximum amount we would need to pay for any one claim.
Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. To reduce this risk, we also purchase a catastrophe excess of loss policy with a one year term.
We formed a risk-bearing entity, Lemonade Re SPC, in the Cayman Islands, where we hold some of our retained risk. We also established a captive cell facility at a Bermuda transformer vehicle that is authorized to write and purchase insurance / reinsurance where we retain most of our tail catastrophe exposure.
We believe our reinsurance structure achieves these important goals: making us capital-light, buffering our gross margin from the vicissitudes of claims, and leaving room for our gross margin to grow.

Duration

Our book of business was reinsured approximately 55% through June 30, 2025 and approximately 20% through June 30, 2026, under agreements renewed and renegotiated on an annual basis. The Proportional Reinsurance Contracts with a term of one year that expires on June 30, 2026 are issued by Hannover Ruck SE and MAPFRE Re Compania De Reaseguros S.A., each holding an ‘A’ or better rating from A.M. Best, and each holding a share of the agreement’s commitments. In addition, Lemonade Insurance Company (LIC) and Metromile Insurance Company (“MIC”) cedes approximately 15% and 35% of their premiums and losses, respectively, to our Cayman Islands-based captive reinsurer.

Our Non-Proportional Reinsurance Contracts are issued by a collection of reinsurers, each holding an ‘A’ or better rating from A.M. Best, and have a one-year term that expires on June 30, 2026. We also have a reinsurance contract between LIC and MIC, and a Bermuda-based segregated cell insurer to cover catastrophe risks over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate.

We believe that the terms of our reinsurance arrangements provide an appropriate balance between maximizing predictability, and enabling us to capture more margin over time.

Investments
Our portfolio of investable assets is primarily held in cash, money market funds, and fixed income securities which include U.S. and non-US government and government agency obligations, corporate debt securities and asset-backed securities of relatively short durations. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors.
We have designed our investment policy and objectives to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations, setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Furthermore, our investment policy prohibits investments in sectors such as oil and gas, coal, tobacco, controversial weapons, and entities that exhibit non-compliance with the United Nations Global Compact. The policy, which may change from time to time, is approved by the board of directors and is reviewed on a regular basis to ensure that the policy evolves in response to changes in the financial markets and our risk profile. See "Note 4 — Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in this Annual Report.
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
As of December 31, 2025, we have 5 issued patents in the United States. The issued patents generally relate to determining the route and parking location of a vehicle, recording trip data associated with a vehicle, and estimating the usage of a vehicle based on refueling events. The issued patents will expire between September 1, 2035 and January 11, 2036. We do not own any foreign patents and do not have any foreign patent applications pending. As of December 31, 2025, we hold 137 foreign registered trademarks and 8 registered trademarks in the United States, including the Lemonade and Metromile marks, and have no foreign trademark applications pending and no U.S. trademark applications pending. We also hold 3 copyrights in the United States, covering certain videos, texts, photographs, and artwork displayed on our mobile apps and website. We continually review our development efforts to assess the existence and patentability of intellectual property.
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
Based on responses to a set of over 200 questions that reflect impact indicators, best practices, and outcomes, a company receives a composite score on a 200-point scale representative of its overall impact on its employees, customers, communities, and the environment. Representative indicators in the assessment range from payment of living wage, employee benefits, charitable giving/community service, and use of renewable energy.
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

Human Capital Resources
Employees
As of December 31, 2025, we had 1,282 employees, 810 of whom were based in the United States and the rest of whom were based outside of the United States, primarily in Israel and the Netherlands. In the Netherlands, certain employees are subject to a collective agreement between the Dutch Association of Insurers and various trade unions. The collective agreement covers wages and terms and conditions of employment. Participation in the collective agreement is mandatory for members of the Dutch Association of Insurers, a leading association of private insurance companies operating in the Netherlands. Beyond this, to our knowledge, none of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
As of December 31, 2025, and based on public information from five competing insurance companies in the United States, we estimate that the number of customers per employee for those companies ranges from approximately 300 to approximately 600 customers per employee. We base this estimate on publicly available information, which we have adjusted for comparability. The calculation of "employees" includes insurance agents and brokers because they are a significant cost component for other insurance companies. In comparison to these competitors, our number of customers per employee was approximately 2,300 as of December 31, 2025.
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
We issued 500,000 shares of common stock in 2020 as the initial endowment of the Lemonade Foundation, a 501(c)(4) social welfare organization established under Arizona law. By contributing approximately 1% of our common stock to the Lemonade Foundation, we hope to promote charitable giving and other community-centric activities with a nexus to our community.
In 2023, the Foundation, launched a first of its kind blockchain-based insurance product benefitting some of the world’s most vulnerable farmers. The product was built with a goal of protecting subsistence farmers against the effects of climate variability. Thousands of families in Kenya have already been protected by this product, and the Foundation expects to continue scaling this product in the coming years. The product was launched as part of the Lemonade Foundation Crypto Climate Coalition - in cooperation with a number of strategic partners, including Hannover Re, Pula, Chainlink, Avalanche, Etherisc and DAOstack.
Human Capital Management

We understand that strength lies in the unique backgrounds of our employees that drive the innovation behind our product. We encourage employees to bring their lived experiences, and personal strengths, to develop new ideas, improve customer experiences and shape our brand. We engage with employees for ideas of nonprofits to partner with, or resources to learn more about a social issue, and their candid (and anonymous, should they choose) feedback about our workplace culture and environment. Additionally, our employees organize several education groups across the Company addressing these important topics.

Health, Safety and Wellness

As a B Corp, it is part of our legal mission to advance the health and well-being of employees. To that end, employees have access to health and wellness programs, and healthcare plans.

Geographic Scope of Business

In the United States, as of December 31, 2025, LIC and MIC are licensed to sell our insurance products in the following states:

Licensed · Selling · None

State	Renters	Home	Pet	Car	Life
AK	Licensed	Licensed	Licensed	Licensed	Selling
AL	Licensed	Licensed	Selling	Licensed	Selling
AR	Selling	Licensed	Selling	Licensed	Selling
AZ	Selling	Selling	Selling	Selling	Selling
CA	Selling	Selling	Selling	Selling	Selling
CO	Selling	Selling	Selling	Selling	Selling
CT	Selling	Selling	Selling	None	Selling
DC	Selling	Selling	Selling	Licensed	Selling
DE	Licensed	Licensed	Selling	Licensed	Selling
FL	Selling	Licensed	Selling	Licensed	Selling
GA	Selling	Selling	Selling	Licensed	Selling
HI	Licensed	Licensed	Selling	Licensed	Selling
IA	Selling	Selling	Selling	Licensed	Selling
ID	Licensed	Licensed	Licensed	Licensed	Selling
IL	Selling	Selling	Selling	Selling	Selling
IN	Selling	Selling	Selling	Selling	Selling
KS	Licensed	Licensed	Licensed	Licensed	Selling
KY	Licensed	Licensed	Licensed	Licensed	Selling
LA	Licensed	Licensed	Selling	Licensed	Selling
MA	Selling	Selling	Selling	Licensed	Selling
MD	Selling	Selling	Selling	Licensed	Selling
ME	Licensed	Licensed	Licensed	Licensed	Selling
MI	Selling	Selling	Selling	None	Selling
MN	Licensed	Licensed	Selling	Licensed	Selling
MO	Selling	Selling	Selling	Licensed	Selling
MS	Licensed	Licensed	Selling	Licensed	Selling
MT	Licensed	Licensed	Selling	Licensed	Selling
NC	Selling	Licensed	Selling	None	Selling
ND	Licensed	Licensed	Selling	Licensed	Selling
NE	Licensed	Licensed	Selling	Licensed	Selling
NH	Licensed	Licensed	Selling	Licensed	Selling
NJ	Selling	Selling	Selling	Selling	Selling
NM	Selling	Licensed	Selling	Licensed	Selling
NV	Selling	Selling	Selling	Licensed	Selling
NY	Selling	Selling	Selling	Licensed	None
OH	Selling	Selling	Selling	Selling	Selling
OK	Selling	Selling	Selling	Licensed	Selling
OR	Selling	Selling	Selling	Selling	Selling
PA	Selling	Selling	Selling	Licensed	Selling
RI	Selling	Selling	Selling	Licensed	Selling
SC	Licensed	Licensed	Selling	Licensed	Selling
SD	Licensed	Licensed	Licensed	Licensed	Selling
TN	Selling	Selling	Selling	Selling	Selling
TX	Selling	Selling	Selling	Selling	Selling
UT	Selling	Licensed	Selling	Licensed	Selling
VA	Selling	Selling	Selling	Licensed	Selling
VT	Licensed	Licensed	Licensed	Licensed	Selling
WA	Selling	Selling	Selling	Selling	Selling
WI	Selling	Selling	Selling	None	Selling
WV	Licensed	Licensed	Licensed	Licensed	Selling
WY	Licensed	Licensed	None	None	Selling

We also hold a pan-European license, which enables us to sell in 30 countries across Europe, and currently operate and sell our insurance products in Germany, the Netherlands, France and the UK.
Seasonality
For information regarding the seasonality of our business, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
Regulation of our Business

Insurance Regulation

Our U.S. insurance subsidiaries are regulated by insurance regulatory authorities in the states in which we operate. State insurance laws and regulations generally are designed to protect the interests of customers, consumers, and claimants rather than stockholders or other investors. State regulators generally have broad administrative power with respect to all aspects of the insurance business. The regulatory requirements and restrictions include, among others, the following:

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

Licensing of Our Employees and Adjusters

In most states in which we operate, insurance claims adjusters are required to be licensed and some must fulfill annual continuing education requirements. In most instances, our employees who are negotiating coverage terms are underwriters and are not required to be licensed agents. As of December 31, 2025, 382 employees were required to maintain and did maintain requisite licenses for these activities as required by the states in which we operate.

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

The NAIC in 2012 adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”) to require domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. When the ORSA Model Act is adopted by a particular state, it imposes more extensive filing requirements on parents and affiliates of domestic insurers. Delaware and New York have adopted the ORSA Model Act.

In the course of our business, we collect and maintain confidential and personal information. As a result, we are subject to U.S. federal and state and international privacy and data security laws and regulations that, among other things, require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure. For example, in 2017, the New York Department of Financial Services (“NY DFS") adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. The NY DFS in 2023 issued a significant amendment to the cybersecurity requirements, mandating that covered entities adopt specific standards and controls to secure sensitive data. The recent amendment significantly expands obligations of entities regulated by NY DFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure. Regulated entities were generally required to comply with the new requirements imposed by the Amendment in phases throughout 2024 and 2025.

The NAIC in 2017 adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Many states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

Additionally, a growing set of privacy regulations have created intense scrutiny by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on consumer data protection and privacy regarding interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. It is essential that we monitor legal requirements and other developments in this area, domestically and globally, maintain a robust privacy and security compliance program, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions, and the applicable choices we offer consumers.

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

GDPR

The General Data Protection Regulation (E.U.) 2016/679 (the “E.U. GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the European Union, and the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) applies to our activities to the extent that those activities take place in the context of our establishments in the UK (EU GDPR and UK GDPR together referred to as the “GDPR”). In addition, the GDPR may apply to our activities that involve the processing of personal data of individuals in the European Union or UK to whom we offer our products or services. The GDPR could also apply to our business if we were to monitor the activities of individuals in the European Union or UK. As we expand into Europe or UK, the compliance obligations under the GDPR will become more significant. See “Risk Factors — Risks Relating to Our Business — We may face particular privacy, data security, and data protection risks as we continue to expand into Europe and the UK. in connection with the GDPR and other data protection regulations.”

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

California Wildfires

In January 2025, the Greater Los Angeles area experienced significant wildfires (the “January 2025 California Wildfires”). The Company incurred net losses of approximately $19.6 million related to these events. Additionally, the Company received a $6.9 million assessment from the California FAIR Plan in February 2025, which was paid and expensed in the first quarter of 2025. The Company received regulatory approval for recoupment of up to 50% of the assessment over a period of two years beginning in 2026. See “Risk Factors - Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: California, New York and Texas.” and “Management's Discussion and Analysis” for additional information.

Risk-Based Capital

Risk-based capital laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use risk-based capital ratios to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. Our regulators in New York, Delaware and California require annual reporting to confirm that LIC and MIC hold in excess of the minimum amount of risk-based capital necessary for their operations. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Failure to maintain risk-based capital at the required levels could adversely affect the ability of LIC and MIC to maintain the regulatory approvals necessary to conduct their businesses. As of December 31, 2025, LIC maintained a risk-based capital level of 586% and MIC maintained a risk-based capital level of 625%.

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

From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. We expect this kind of pressure to persist. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding insurance rates.

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

In addition to the regulations noted above, we are also subject to the European Accessibility Act (Directive (EU) 2019/882, the “EAA”), a landmark directive establishing common accessibility requirements for a range of products and services across the EU, including those related to financial services, e-commerce, and information technology. The EAA mandates accessibility standards to ensure that our digital products and customer service channels are accessible to people with disabilities and our operations and customer-facing technologies meet these mandatory standards.

Lemonade has operated in the UK market since 2022 and is therefore also subject to relevant UK regulation including the Financial Services and Markets Act 2000 (the “FSMA”), the Insurance Act 2015, and relevant subsidiary regulations. By virtue of its authorisation and oversight by both the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”) in the UK, Lemonade is also subject to the regulatory requirements of the PRA Rulebook and the FCA Handbook respectively as they pertain to Insurers, distributing agents and financial service providers generally.

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

Financial and other Regulators

Lemonade Insurance N.V. is subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, “DNB”) as the supervisory authority of its home member state. In addition, it is subject to supervision by the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, “AFM”). The AFM is the regulator tasked with conduct supervision relating to Lemonade Insurance N.V.’s Dutch activities. The German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “BaFin”), as the supervisory authority of a host member state. BaFin is the competent regulator tasked with the supervision of Lemonade Insurance N.V.’s compliance with German regulations and conduct requirements. The French Autorité de Contrôle Prudentiel et de Résolution ("ACPR"), which is charged with preserving the stability of the financial system and protecting the customers, insurance policyholders, members and beneficiaries of the persons that it supervises, and Organisme pour le Registre des Intermédiaires en Assurance ("ORIAS"), an association under the supervision of the Treasury Department in France and in charge of approving insurance intermediaries operating on the French market; the Bank of England’s Prudential Regulation Authority in charge of prudentially regulating and supervising financial services firms operating in the UK; the British Financial Conduct Authority, whose role includes protecting consumers, keeping the industry stable, and promoting healthy competition between financial service providers.

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

DNB and AFM employ a risk-based and proportionate approach to supervision, comprising a firm systemic framework, which focuses on the continuous assessment of how firms manage the risks they create and identifying the root causes of risk. DNB regularly proactively contacts insurers to discuss matters of strategy, day-to-day operations and the current (and expected future) financial standing of the undertaking, in order to assess what parts of a regulated undertaking, if any, could pose systemic risks. In addition, DNB monitors operations and business through monthly updates, the submission of Quantitative Reporting Templates, by reviewing annual reports, approving prospective Management Board and Supervisory Board members prior to their appointment and through scheduled and unannounced audits.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information at www.sec.gov.

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
We have not been profitable since our inception in 2015 and had an accumulated deficit of $1,464.3 million and $1,298.8 million as of December 31, 2025 and December 31, 2024, respectively. We incurred net losses of $165.5 million and $202.2 million in the years ended December 31, 2025 and December 31, 2024, respectively. We expect to make significant investments to further develop and expand our business, particularly in marketing and advertising to expand our consumer base. As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
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
There are many factors that could negatively affect our ability to grow our customer base, including if:

•we are unable to cost-effectively attract and convert customers through digital distribution channels (e.g., search, social media, app stores, and online advertising);
•underwriting constraints, competitive pressures (including competitors replicating our digital model), or failure to expand geographically or offer competitive new products limit growth;
•our digital platform is disrupted or performs poorly—whether due to our systems or third parties—resulting in degraded customer experience or impaired quoting, policy servicing, or claims payments; or
•customer trust in our brand, including perceptions of our chatbots and concerns regarding content, privacy, and security, deteriorates due to actual or alleged issues or negative publicity.
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
Our future revenue growth depends on our ability to increase the lifetime value of our customers and attaining greater value from each customer.
Our future growth and prospects depend on our ability to increase the premium per customer, as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our business model is premised on the expectation we can win customers early in their financial lives and retain them throughout their insurance life cycle.

•Failure to Retain Customers During Life Transitions: The purchase of a home or a new vehicle is a significant life event where customers are exposed to third-party service providers (such as mortgage brokers, real estate agents, or car dealers) who may influence their insurance choices in ways we cannot. If we cannot successfully transition our core renters base into higher-premium products like homeowners or car insurance, our ability to increase premium per customer will be materially impaired.
•Perception of Brand Quality vs. Incumbents: While we are a preferred brand among the next generation of buyers, as customers’ assets grow, they may perceive traditional, larger insurers as offering higher quality or more "stable" coverage due to their longevity and financial ratings. If this perception leads customers to switch to incumbents as their insurance expenditures increase, we will fail to capture the anticipated growth.
•Competitive Pricing Sensitivity: During major purchasing decisions, such as buying a home, the relative price difference between our products and those of our competitors may appear less significant to a consumer. If we are unable to maintain a competitive edge in both price and user experience during these transitions, our growth prospects will suffer.
•Acquisition of New High-Value Customers: Beyond retaining existing customers, our growth depends on successfully acquiring new homeowners and car owners directly or through partners. If we are unable to penetrate these higher-priced segments effectively, our revenue growth may stagnate.

If we fail to effectively manage these transitions or if our customers do not "graduate" to higher-premium products as expected, our results of operations and financial condition could be materially and adversely affected.
Intense competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.
The markets in which we provide insurance are highly competitive. We compete against large traditional carriers who possess significant advantages in name recognition, financial ratings, capital resources, and the ability to offer "bundled" policies coverage at scale. Our future growth depends heavily on our ability to compete in all markets, including the homeowners and auto market where these traditional advantages are most pronounced. Furthermore, we face intense competition in specialized lines from Embrace and Trupanion in pet insurance, and from Progressive and GEICO in car insurance.

We also face increasing pressure from technology companies entering the insurance space, as well as traditional carriers adopting technology similar to ours to erode our current market advantages. These competitors may offer more aggressive pricing or superior resources, and our ability to counter them may be hindered if our new products face regulatory delays or fail to receive approval. If we are unable to compete effectively against both established insurance giants and tech-first entrants, our business and financial results will be materially and adversely affected.

Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause us to write policies we should not write, price those policies inappropriately or overpay claims that are made by our customers.

We use artificial intelligence (“AI”) machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively “AI Technologies”) throughout our business, and are making significant investments in this area. For example, we utilize the data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. Similarly, we use proprietary AI Technologies to process many of our claims. The data that we gather through our interactions with our customers is evaluated and curated by proprietary AI Technologies.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our business, as well as our reputation could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. In addition, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers, either of which could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims.
Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.

We must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Moreover, as a new entrant to the insurance industry, we may face additional capital requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct its business. See "Regulation — Risk-Based Capital."

If we are unable to maintain and implement relationships with third-party service providers, or renew contracts with them on favorable terms, or if those parties are adversely impacted by financial, reputational, regulatory and other risks, our prospects for future growth and our business may be adversely affected.

Some parts of our business depend on our relationships and contractual arrangements with third parties. If our third parties terminate business arrangements with us, or renew contracts on terms less favorable to us, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be adversely affected. For example, our life insurance product is offered through an arrangement with a life insurance provider. In these relationships, we rely on the third-party’s internal controls, to manage the product. Our monitoring efforts of the third party providers and other service providers may not be adequate, or our providers could exceed their authorities or otherwise breach obligations owed to us, which could result in operational disruption, reputational damage and regulatory intervention and otherwise have a material adverse effect on our results of operation and financial condition. Furthermore, these third parties are subject to many of the same risks that we face, including those related to cybersecurity and fraudulent claims. These parties also experience intense competition in the segments of the insurance industry in which they operate. They may be acquired or form alliances with our competitors thereby reducing or eliminating their business with us. If we are unsuccessful in our ability to maintain successful relationships with these third-party service providers and implement our arrangements with them for any of these reasons, our business may be adversely affected.

If we are unable to expand our product offerings, or penetrate new markets, our future growth may be limited; conversely, effectively managing any such growth may strain our resources.

Our ability to increase revenue depends on our capacity to successfully launch new product offerings and expand into new geographic markets. Since 2020, we have diversified our portfolio by launching pet, life, and car insurance to complement our core renters and homeowners products, and in 2024, we expanded our offerings in the UK and France to include buildings insurance. However, entering these complex markets requires substantial investments of time and capital to gain a deep understanding of unique business challenges and customer needs; we may not be successful in these efforts. Furthermore, insurance regulations may limit our ability to introduce new products or restrict the states and countries in which we operate and regulatory approvals may take months to be obtained or may be rejected entirely.

Even if we successfully expand, managing this growth effectively presents significant operational risks. Our revenue grew from $429.8 million for the year ended December 31, 2023 to $526.5 million for the year ended December 31, 2024 and $737.9 million for the year ended December 31, 2025, placing substantial demands on our management, employees, and financial resources. As we add staff and enhance our internal controls, our organizational structure will become increasingly complex. This expansion requires significant capital expenditures and the allocation of management resources to ensure that our corporate culture of innovation and the quality of our customer experience are not undermined. If we cannot maintain the efficiency of our insurance-buying experience as we scale, our brand could be harmed, and our business, results of operations, and financial condition could be materially and adversely affected.

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

State legislatures and insurance regulators have also shown interest in the use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The NAIC adopted its Artificial Intelligence Principles in August 2020, a model bulletin titled “Use of Artificial Intelligence Systems by Insurers,” and a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, including bulletins issued in 2022 by the California and Connecticut Departments of Insurance, and more recently in July 2024 by the New York State Department of Financial Services, advising insurers of their obligations related to unfair discrimination when using big data and artificial intelligence.

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

Additionally, the regulatory framework for AI Technologies is rapidly evolving as many federal state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect our use of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations.

In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In October 2023, President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which emphasized AI safety and security and addressed topics such as civil rights, privacy, consumer protection, and accountable federal use of AI. In January and July 2025, President Trump issued three executive orders on AI, one of which repealed President Biden’s 2023 Executive Order, shifting the focus towards removing regulatory barriers to the adoption of AI Technologies and accelerating AI deployment.

In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, state AI laws such as Colorado’s Artificial Intelligence Act and various comprehensive state privacy laws, including the California Consumer Privacy Act (“CCPA”), regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making. Many states have also enacted sector-specific AI laws, including related to the use of AI in connection with the provision of financial services.

Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

There is also increasing focus on regulating the use of artificial intelligence and machine learning in Europe. The EU Artificial Intelligence Act (“EU AI Act”) establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies like ours that develop, use and/ or provide artificial intelligence in the EU. It imposes requirements around ensuring AI literacy for staff and transparency in the use of AI. For high risk use cases which include the use of AI in offering of health or life insurance, it imposes an extensive range of obligations including risk assessments, conformity assessments and monitoring, as well as human oversight. While we do not currently offer health or life insurance in the EU, these provisions will impose onerous requirements should we wish to expand our offering to do so, which may impact our ability to expand. Fines under the EU AI Act are up to 7% of global turnover for use of AI and up to 3% for other non-compliance. In addition, the revised EU Product Liability Directive to be implemented into EU Member State national law by December 2026 extends the EU’s existing strict product liability regime to artificial intelligence technologies and artificial intelligence-enabled products and facilitates civil claims in respect of harm caused by artificial intelligence. The EU AI Act and the EU Product Liability Directive will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, is likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. See also “We may face particular privacy, data security, and data protection risks as we continue to expand into Europe and the UK in connection with the GDPR, UK GDPR, and other data protection regulations”.

On November 19, 2025, the European Commission published the “Digital Omnibus Package,” which is a proposal to simplify the EU’s digital rule book on data, cybersecurity, and artificial intelligence. As the proposal is still under legislative review and subject to change, its final scope and impact on our operations remain uncertain. We continue to monitor these developments.

It is possible that further new laws and regulations will be adopted in the United States, Europe, and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.

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
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses and other costs. Changes in U.S. trade policy, including tariffs on imported goods, may increase claims costs that are not immediately reflected in our premium rates due to regulatory approval timing. If we do not accurately assess the risks that we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise prices. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, results of operations and financial condition.
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

Our pricing model for self driving technologies and reliance on direct vehicle telemetry may not function as expected, we may not be able to use it as expected, or could be adversely affected by shifting technology and safety data.
Our strategy for Lemonade Car involves a long-term orientation toward a future where insurance pricing reflects whether a human or AI is driving. We recently launched autonomous pricing for self-driving technologies which uses direct vehicle telemetry to distinguish between autonomous and human-driven miles, pricing the former at 50% of the human-driven rate. This model is subject to several risks:

Reliance on Safety Outcomes: Our current and future pricing for autonomous miles depends on data continuing to show improving safety outcomes for self-driving technologies If these outcomes fail to improve as expected or if data indicates increased risk, we may be forced to raise rates, which could reduce our competitiveness and growth.

Technological and Regulatory Shifts: While we believe we are positioned to capitalize on the shift toward autonomous driving, this field is evolving rapidly. Any significant changes in autonomous driving capabilities, real-world utilization, or regulations governing the use of vehicle telemetry for pricing could undermine our infrastructure and convictions regarding autonomy-aware pricing.

Data Precision and Interconnectivity: Our product relies on precisely mapping direct vehicle telemetry to separate autonomous and human miles. Any technical failure to accurately distinguish these miles or interruptions in data flow from vehicle manufacturers could lead to inaccurate pricing and materially affect our results of operations.

If we are unable to accurately price the risks associated with evolving driving technologies, if we are unable to utilize the information appropriately, or if incumbents move faster to adapt to these shifts, our business and financial condition could be adversely affected.
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
Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through equity issuances, cash from operations and our Customer Investment Agreement with GC Customer Value Arranger LLC. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. In addition, the NYDFS, Delaware Department of Insurance ("DE Dept."), California Department of Insurance ("CDI"), and other regulatory bodies may not permit additional equity issuances or other forms of financing that we may wish to pursue. We cannot be certain that additional financing will be available to us on favorable terms, or at all.
If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Furthermore, any debt financing secured by us in the future could require a substantial portion of our operating cash flow to be allocated to payment of interest and principal, which may reduce available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, when required, our ability to continue to support our business growth, maintain minimum amounts of risk-based capital and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

Interruptions or delays in the services provided by our sole provider of third-party data centers or our internet service providers could impair the operability of our website and our online app and may cause our business to suffer.
We offer our products through our website and online app using Amazon Web Services ("AWS") data centers, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. If our data centers or related systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers or damage to our reputation. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and other cloud and data center providers are subject to the same risks. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website and online app. We may not carry sufficient business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Our continued success is dependent on our IT Systems to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our IT Systems in an efficient and secure manner. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools - including AI - that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or our online app or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or our online app, or stop using our website or our online app entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our Confidential Information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our digital platform is not safe to use. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain existing customers or attract new customers, and expose us to legal claims and government action. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
We are periodically subject to examinations by our primary U.S. state insurance regulators, which could result in adverse examination findings and necessitate remedial actions.
We provide insurance through our U.S. subsidiaries, LIC and MIC. Since LIC is a New York State-domiciled insurance company, LIC’s primary insurance regulator responsible for supervision and examination is the NYDFS. Since MIC is domiciled in Delaware and is commercially domiciled in California, MIC’s primary insurance regulators responsible for supervision and examination are the Delaware Department of Insurance and the California Department of Insurance. LIC and MIC are subject to a financial examination by their primary insurance regulators generally every three to five years, under which they will evaluate the financial condition and identify current and prospective risks of each company by obtaining information about each company including corporate governance, identifying and assessing inherent risks within each company and evaluating system controls and procedures used to mitigate those risks. In 2024, the NYDFS completed a group financial exam of LIC and MIC covering the years 2019 through 2022 for LIC, and 2021 and 2022 for MIC. All required remediation pursuant to the group financial exam was completed in 2024, however, we cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions in any future examinations.

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

Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our insurance subsidiaries, LIC, MIC and NV, obtain reinsurance to help manage their exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.

Under the Proportional Reinsurance Contracts, we transfer, or “cede,” a specified percentage of our premiums to our reinsurers. In exchange, these reinsurers pay us a “ceding commission” on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations. We have also opted to manage the remaining portion of our business with alternative forms of reinsurance through the Non-Proportional Reinsurance Contracts. Our business is exposed to the risk of severe weather conditions and other catastrophes which are inherently unpredictable. If we are unable to renegotiate, at the same or more favorable terms, the Proportional Reinsurance Contracts or the Non-Proportional Reinsurance Contracts when each expires, such changes could have an adverse impact on our business model.

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

The unavailability of acceptable reinsurance cover would have an adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon our profitability until policy premium rates could be raised, in most cases subject to approval by state regulators, to offset this additional cost. Moreover, if adequate reinsurance cannot be obtained or maintained at reasonable rates, we may be unable to make contributions to the nonprofit causes selected by our customers as part of our Giveback, which could erode customer trust, damage our brand, and have a material adverse effect on our financial condition and results of operations.

We may face particular privacy, data security, and data protection risks as we continue to expand into Europe and the UK in connection with the GDPR and other data protection regulations.
The GDPR applies to the processing of personal data by our business in the context of our establishments in the European Union and/or the UK. In addition, all portions of our business established outside the European Union and the UK may be required to comply with the requirements of the GDPR with respect to the offering of products or services to individuals in the European Union or UK. The GDPR could also apply to our establishments of business outside the European Union and the UK if we were to monitor the activities of individuals. The GDPR increases the maximum level of fines for the most serious compliance failures to the greater of four percent of annual worldwide turnover or €20,000,000 / GBP17,500,000, respectively.
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
•In relation to the transparency principle, the GDPR requires us to provide individuals in the European Union and the UK whose personal data we process ("data subjects") with certain information regarding the processing of their personal data by us, and we have an EU and UK privacy policy, which can be found at https://www.lemonade.com/de/en/privacy-policy (with respect to Germany), https://www.lemonade.com/nl/en/privacy-policy (with respect to the Netherlands) and http://www.lemonade.com/fr/en/privacy-policy (with respect to France); and https://www.lemonade.com/uk/privacy-policy (with respect to UK);
•The GDPR requires us to maintain internal records of our processing activities and to make those records available to regulators on demand;
•The GDPR requires us to include mandatory terms in our agreements with third parties that process personal data subject to the GDPR on our behalf ("Processors"). To comply with this requirement, we enter into Data Processing Addenda (“DPA’s”) with Processors to contractually ensure they process data only according to our instructions. If a third party violates the terms of the DPA, it could lead to regulatory penalties or an an adverse impact on our business;
•The GDPR grants data subjects various rights, including the right to access, copy, or object to the processing of their personal data. as well as the right to erasure {“right to be forgotten”). We have implemented internal policies and procedures, including specific response timelines and data retention protocols, designed to systematically address and fulfill these requests in compliance with regulatory requirements;
•The GDPR prohibits automated decision making, i.e. a decision evaluating a data subject's personal aspects based solely on automated processing that produces legal effects or other significant effects for that data subject, except where such decision making is necessary for entering into or performing a contract or is based on the data subject's explicit consent. There is not yet any clear precedent as to whether use of artificial intelligence to make insurance offers to individuals will be considered necessary even though it is integral to our business model. If our automated decision making processes cannot meet this necessity threshold, we cannot use these processes with E.U. data subjects unless we obtain their explicit consent. Notably for the UK, in 2025, the Data Use and Access Act (“DUAA”) came into force, which relaxed the restrictions around automated decision-making to only apply when the decision involves special category data such as health, race, region, or biometric data. However, this change under UK law does not alter the fact that automated decision-making of non-special category data must still be communicated to the data subject. Relying on consent to conduct this type of processing holds its own risks because consent must be considered freely given (commentators argue that seeking consent by tying it to a service may be problematic) and consent can be withdrawn by a data subject at any time. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to use our artificial intelligence models, that may decrease our operational efficiency and result in an increase to the costs of operating our business. Automated decision making also attracts a higher regulatory burden under the GDPR, which requires the existence of such automated decision making be disclosed to the data subject including a meaningful explanation of the logic used in such decision making, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further obligations in terms of transparency have and are likely to continue to be imposed under new laws regulating AI, including the EU AI Act with the majority of its substantive requirements applying from August 2, 2026. See “We rely on artificial intelligence, telematics, mobile technology, and our digital platforms to collect data that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes, and any legal or regulatory requirements that prohibit or restrict our ability to collect or use this data could materially and adversely affect our business, financial condition, results of operations and prospects”; and
•The GDPR also places limits on the profiling of individuals, i.e. processing of personal data to evaluate certain personal aspects, like analyzing or predicting aspects of a person's economic situation, health, personal preferences, location, etc. There is increasing enforcement related to the lawfulness, fairness and transparency of this processing, and there is still uncertainty about the relevant lawful basis for this activity (i.e., consent or legitimate interests) and, in the case of legitimate interests, it is unclear what kind of opt-out or objection mechanism would be required to achieve GDPR compliance. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to engage in profiling, that may decrease our operational efficiency and result in an increase to the costs of operating our business.
The DUAA brought about other key changes as well. For instance, there is a new lawful basis for data processing in the form of “recognized legitimate interests.” These recognized legitimate interests are specific types of processing activities that are automatically considered lawful, for example, fraud detection and prevention, information security, crime prevention, and public health and safety. Contrary to regular legitimate interests, recognized legitimate interests do not require the controller to conduct and document a legitimate interest assessment to ensure that processing activities fulfil the contemplated purpose, are necessary, and override the interests and fundamental rights and freedoms of a data subject. A considerable number of Lemonade’s processing activities serve the purpose of fraud detection/prevention. In the future, when Lemonade seeks a lawful basis for its UK processing activities that serve a recognized legitimate interest, it will not need to conduct a legitimate interest assessment.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Economic Area (“EEA”) and the UK.
We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues this may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. However, note that pursuant to the DUAA, consent will no longer be required for the placement of certain types of storage and access technologies (e.g., cookies), including analytics, site optimization, and website functionality. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.
In August 2025, Amendment 13 to the Israeli Protection of Privacy Law, 5741-1981, came into force, significantly reforming Israeli privacy laws. The Amendment expanded the enforcement powers of the Israeli Privacy Protection Authority, including its authority to impose substantial financial fines of up to 5% of an organization’s annual turnover. It also introduced additional requirements for the processing of personal data, broadened certain existing obligations, and expanded the authority of the courts to award statutory damages without proof of damage for violations. The Amendment therefore could affect our operations in Israel regarding the processing of personal data.
We also continue to monitor developments in private litigation in the U.S. arising from the use of online tracking technologies. Over the past several years, plaintiffs’ firms have filed numerous class action lawsuits alleging that website operators deploy third-party analytics or targeted advertising tools without first obtaining users’ affirmative consent. These suits generally assert that, by allowing such third-party trackers to collect data, the website operator has facilitated the unlawful interception of user communications in violation of the California Invasion of Privacy Act (“CIPA”), the federal Electronic Communications Privacy Act (“ECPA”), and similar state statutes.
More recently, plaintiffs have advanced related theories claiming that the use of these tracking technologies constitutes the operation of an unlawful pen register or trap-and-trace process under these same laws. Although these statutes are criminal in nature, they provide private rights of action that may include statutory damages on a per-violation basis (for example, up to $5,000 per alleged violation under CIPA). These claims remain active and continue to evolve, and adverse outcomes could result in significant monetary exposure or injunctive obligations.
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
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, us and other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ artificial intelligence to collect data points, customers or consumer groups have brought and could bring individual or class action claims alleging that our methods of collecting or using data and pricing risk are impermissibly discriminatory or otherwise improper. We cannot predict with any certainty whether we will be involved in such material litigation in the future or what impact such material litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damage amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management's attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition. See "Legal Proceedings."

The "Lemonade" brand may not become as widely known as incumbents' brands or the brand may become tarnished.
Many of our competitors have brands that are well recognized. As a relatively new entrant into the insurance market, we spend considerable money and other resources to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in current and new markets could be adversely affected. We may not be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.
Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. As of December 31, 2025, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States and Washington D.C. We operate in 41 of those states and Washington D.C. covering approximately 95% of the U.S. population. We have targeted coverage across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could inhibit our ability to obtain or maintain our license in such states.

In addition to growing our domestic business, we continue to expand our presence internationally, particularly in Europe. We hold a pan-European license, which enables us to sell in 30 countries across Europe. We also hold branch authorization permits in the UK which allows us to operate on a permanent basis in the UK market. We currently operate in Germany, the Netherlands, France and the UK and will continue to expand our product offerings in other countries. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Moreover, international operations are subject to risks and uncertainties inherent in operating in these regions, including political unrest, such as the current situation with Ukraine and Russia. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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

On February 3, 2025, we entered into the Amended and Restated Customer Investment Agreement with GC (both as defined in Note 13 of the consolidated financial statements and below), extending our arrangement with GC to provide financing our sales and marketing growth efforts. Under the Amended and Restated Customer Investment Agreement, GC will provide up to an additional $200 million of financing from January 1, 2026 to December 31, 2026.

As of December 31, 2025, we had $158.1 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $17.3 million for the year ended December 31, 2025. Under the Amended and Restated Customer Investment Agreement, GC finances up to 80% of our growth spend (the “Investment Amount”), after which we are obligated to pay GC a percentage of premium collections from customers until the Investment Amount, plus 16% rate of return, is repaid. The Amended and Restated Customer Investment Agreement is intended to deliver cash flow benefits to support our sales and marketing growth efforts. There can be no guarantee that this financing structure will function as intended, and its failure to do so could materially and adversely impact our financial condition and results of operations.

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

Existing and evolving regulations concerning artificial intelligence and automated communications may restrict our business practices, affect our business model, financial condition, or lead to significant legal liability.

U.S. state and federal, and foreign lawmakers, and insurance regulators are focusing upon the use of AI broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of AI, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations are subject to various U.S. federal, state, and local, and foreign, consumer protection laws, including laws which place restrictions on the use of automated and non-automated tools and technologies to communicate with wireless telephone subscribers or consumers generally.

The Company is subject to various laws and regulations at the local, state, and U.S. federal laws as well as laws in Europe and Israel that govern, and may restrict, communications via emails, calls, faxes, SMS text messages or communications done by bots. While the Company has taken steps to mitigate our liability for violations of the laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. We could face allegations that we have violated laws, rules and regulations, and even if these allegations are without merit, we could face regulatory inquiries, lawsuits and related defense costs, liability (such as fines, damages, consent decrees, and injunctions), harm to our reputation and other losses that could harm our business. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
Our ability to attract and convert customers depends on third-party digital platforms, search engines and social media; interference or changes to these services could significantly impair our growth and financial results.

Our success depends on our ability to attract consumers to our website and our online app and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, digital app stores, content-based online advertising and other online sources for traffic to our website and our online app.

We rely on both paid and free algorithmic search listings; consequently, any modification to our relationships with search providers or changes in their display methodologies could increase our expenses or reduce our prominence in search results. Such shifts, along with the increasing use of ad-blocking software by consumers, could lead to a material decline in traffic to our website and app, adversely affecting our business and operating results.

Shifting regulations and commercial practices may restrict the ability of major digital platforms like Google and social media platforms like Meta to collect and monetize user data for targeted advertising. This proposed legislation could mandate annual SEC disclosures regarding the aggregate value of user data and specific revenue-generation models. Any resulting increase in advertising costs may force us to allocate additional marketing spend, potentially harming our operating results. Similarly, heightened scrutiny of insurance distribution may limit our reliance on third-party platforms, such as the Lemonade API, if those partners are unable to comply with evolving insurance laws and regulations.

Our ability to market and distribute our insurance products depends on maintaining cost-effective, satisfactory relationships with Apple and Google, as most of our customers access our services exclusively through their respective app stores. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our online app, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our online app, to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute online app through their stores, the features we provide and the manner in which we market in-app products. We cannot be certain that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our online app, the features we provide and the manner in which we market our online app. To the extent either or both of them do so, our business, results of operations and financial condition could be adversely affected.
Compliance with evolving data privacy and security laws and regulations relating to the processing of Personal Information necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or erosion of trust, which could damage our reputation and brand and harm our business and operating results.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. We also depend on third party vendors in relation to the operation of our business, a number of which process personal information on our behalf.
We and our vendors are subject to a variety of federal, state [and foreign] data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the processing of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. For example, the CCPA requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Other state privacy laws have exempted from compliance financial institutions regulated under the Gramm-Leach-Bliley Act (the “GLBA”). A small number of states, including California, exempt only personal information collected pursuant to the GLBA, leaving a gap where the state law could apply where the company collects non-GLBA regulated information. However, other than California, those states have exempted insurance companies from compliance with the state privacy law. It is possible that more states will pass laws that regulate Lemonade similarly to California. The effects of the privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
Further, we are considered a “financial institution” under the GLBA. The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by insurance companies and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties.
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
Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include Personal Information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of artificial intelligence) and cross-border transfers of Personal Information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put Personal Information at risk, which may result in increased regulatory scrutiny and have a material adverse effect to our reputation, business and operating results.

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
Our success depends upon the continued service of our co-founders, Daniel Schreiber and Shai Wininger (our "Co-Founders"), as Chief Executive Officer and President, respectively, and senior management team, highly-specialized insurance experts and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts and key technical personnel could terminate his or her relationship with us at any time which may delay or prevent the achievement of our strategic business objectives and could harm our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.
We face competition for personnel and to attract top talent, we offer, and will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels. Failure to hire quickly, manage staffing needs, or successfully integrate new employees could diminish our efficiency, productivity, and morale, while impairing our ability to meet forecasts and retain talent, which in turn could have an adverse effect on our business, results of operations and financial condition.

We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.

We maintain offices in Israel and some of our officers, employees and directors are located in Israel, including our Co-Founders and some of our product development staff, help desk and online sales support operations. As of December 31, 2025, we had approximately 310 full-time employees in Israel. Although we do not currently sell our insurance products in Israel, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, including most recently after the events in October 2023, Israel has been involved in sporadic armed conflicts with (i) the Islamic Republic of Iran, (ii) Hamas, an Islamist terrorist group that controls the Gaza Strip, (iii) Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, (iv) Iranian-backed military forces in Syria and (v) the Houthis, an Islamist terrorist group that controls significant portions of Yemen. Some of these hostilities were accompanied by missile strikes against civilian targets in various parts of Israel, including areas in which our officers, employees and directors are located, and negatively affected conditions in Israel. As of December 31, 2025, the tension between Israel and Iran and/or these groups persist and could intensify in the future, which could materially and adversely affect conditions in Israel in general and our operations in particular.

Furthermore, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to the recent hostilities as mentioned above, there have been call-ups of military reservists and it is possible that there will be increases in military reserve duty call-ups in the future. Some of our officers and employees based in Israel have been called upon to perform military reserve duty and/or active duty, and others may be called in the future. Our operations have been and may continue to be partially disrupted by these employee absences, which could materially adversely affect our business and results of operations. We have contingency plans and structures in place to mitigate these risks, and we continue to monitor our ongoing activities and will make any needed adjustments to ensure the continuity of our business, while supporting the safety and well-being of our employees.

If regional security conditions intensify, our suppliers in Israel could be affected, whether through workforce shortages caused by military reserve-duty mobilizations or disruptions to shipping lanes resulting from ongoing hostilities. Such disruptions could, in turn, affect our operations in Israel.

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
Approximately 45% of our gross written premium for the year ended December 31, 2025 originated from customers in California, New York, and Texas. As a result of this concentration, if a significant catastrophe event or series of such events occurs and causes material loss in California, New York and Texas, our business, financial condition and results of operation could be materially adversely affected. For example, the January 2025 California Wildfires resulted in net incurred losses of $19.6 million and a California FAIR Plan assessment of $6.9 million. As a result of our concentration in this key market, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in California, New York and Texas may expose us to more significant risks.
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

We may not be able to utilize our net operating loss carryforwards ("NOLs") to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our net income and cash flows.
As of December 31, 2025, we had gross accumulated federal NOLs for tax purposes of $321.0 million, which can be offset against our future taxable income. Of these federal NOLs, $23.7 million in losses will begin to expire in 2036 and $297.3 million in losses can be carried forward indefinitely. As of December 31, 2025, the Company has gross accumulated state and local losses for tax purposes of $38.9 million which will begin to expire in 2030.
We may be unable to use our NOLs. Under Section 382 of the Code, if a corporation undergoes an "ownership change" (very generally defined as a greater than 50% change, by value, in the corporation's equity ownership by certain shareholders or groups of shareholders over a rolling three- year period), the corporation's ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we have undergone an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions may impact our business, financial condition and results of operations.
We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations, and the One Big Beautiful Bill Act which, among other changes, expanded the rules related to deductibility of executive compensation, reinstated bonus depreciation deductions for qualified property, restored EBITDA-based business interest expense limitation and implemented changes relating to the computation of certain taxes in respect of non-US activities); tax policy initiatives and reforms in effect or under consideration (such as those related to the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects , including the “Pillar Two” framework to set a minimum global corporate tax rate of 15% which has been or may be implemented in many jurisdictions); the practices of tax authorities in jurisdictions in which we operate; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In January 2026, more than 145 countries in the OECD/G20 Inclusive Framework agreed to have U.S.-headquartered companies remain subject to only U.S. global minimum taxes while exempting them from Pillar Two. This side-by-side agreement recognizes the tax sovereignty of the United States over the worldwide operations of U.S. companies and the tax sovereignty of other countries over business activity within their own borders. However, the precise contours of this side-by-side agreement as well as the details about its implementation by specific jurisdictions are uncertain.
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

Since we conduct limited operations in Israel, Europe and the UK, portions of our revenues, expenses, assets and liabilities are denominated in New Israeli Shekels, Euros and GBP pounds. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our revenues, income and the value of balance sheet items denominated in foreign currencies.

External events such as Brexit, global pandemics, the ongoing uncertainty regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including under the current U.S. Presidential administration, the passage of U.S. taxation reform legislation, and concerns over interest rates (particularly short-term rates) each have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, Euros and the GBP pounds. If global economic and market conditions, or economic conditions in the UK, European Union, the United States or other key markets remain uncertain or deteriorate further, the value of the GBP pounds and Euros, and the global credit markets may further weaken.
Risks Relating to Our Industry
The insurance market is cyclical and our results are subject to seasonality and volatility, which may cause fluctuations in premium rates, underwriting capacity, and our quarterly and annual operating results.
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
Our revenue and results of operations may vary significantly from period to period due to a variety of factors, some of which are outside of our control, including changes in the number of customers purchasing our products and fluctuations in the timing and amount of our expenses. The insurance industry, and particularly renters and homeowners insurance, is also subject to seasonal patterns and volatility, including weather-related events that may be seasonal and may result in variability in claims reporting and payment patterns. As a result, period-to-period comparisons of our operating results may not be meaningful, and the results of any single period should not be relied upon as an indication of future performance. If our results of operations do not meet the expectations of investors or research analysts, our stock price could be adversely affected.

We have experienced, and expect to continue to experience, seasonal fluctuations in revenues and growth rates driven by insurance purchasing patterns. For example, our revenues may be disproportionately higher in our third fiscal quarter due to seasonality in renter and homeowner move-in activity, which historically occurs in July, August, and September, and our growth may also be greater during that period. As our business expands and matures, additional seasonality trends may develop, and the seasonality and customer behavior we experience may change. Volatility in our key operating metrics, or failure to meet quarterly guidance or the expectations of research analysts or investors, could adversely affect our financial results and investor perceptions of our business prospects and cause our stock price to decline.
We are subject to extensive insurance industry regulations.
As of December 31, 2025, we were licensed to sell renters, homeowners, pet and/or car insurance policies in 50 states of the United States, and operate in 41 of those states, and Washington, D.C. We also hold a pan-European license, which enables us to sell in 30 countries across Europe, and currently operate in Germany, the Netherlands, France. In addition, we also hold branch authorization permits in the UK which allows us to operate on a permanent basis in the UK market.

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

We are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to renew or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments and capital, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents.
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

Our European insurance entities, Lemonade Insurance N.V., Lemonade Agency B.V. and Lemonade B.V., are subject to primary supervision by the Dutch Central Bank (De Nederlandsche Bank, "DNB") as the supervisory authority of its home member state, the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, "AFM"), and the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, "BaFin") as the supervisory authority of a host member state. DNB and AFM expect firms to avoid actions that jeopardize compliance with their statutory objectives and applicable rules and regulations and have extensive powers to intervene in the affairs of a regulated firm. When DNB is concerned that an insurer may present a risk, this may lead to negative consequences, including the requirement to maintain a higher level of regulatory capital (via capital "add-ons" under the Solvency II Directive) to match the higher perceived risks and enforcement action where the risks identified breach applicable rules and regulations. In the case of a breach of our license requirements or obligations arising from the applicable rules and regulations, we may be subject to the DNB and the AFM's sanctions, including (public) formal warnings, orders to adopt a certain course of conduct, incremental penalties and administrative fines, revocation of an undertaking license and, in the case of insurers, where the breach relates to material prudential shortcomings, emergency measures (including the appointment of an administrator or the imposition of measures aimed at winding-up the undertaking). Any such events could adversely affect our business, results of operations or financial condition. See "Business - Regulation - European Regulation.

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
Various other regulations may also be enacted by states, including the ORSA Model Act as described in “Business - Regulation”. We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act, or any other regulatory requirements may have on our business, financial condition or results of operations. See "Business - Regulation”.

The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the NYDFS promulgated Cybersecurity Requirements for Financial Services Companies, which requires covered financial institutions, including LIC, to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. On November 1, 2023, the NYDFS amended the Cybersecurity Requirements for Financial Services Companies to expand such requirements and add new obligations. Additionally, on October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. More than half of the United States have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future.
In the EU, we are subject to the requirements of the Digital Operational Resilience Act (DORA) which became applicable as of January 2025. DORA aims to ensure that financial entities better manage ICT (Information Communication Technologies) risks and become more resilient to cyber threats and ICT disruptions. To this end, DORA contains various requirements, including for managing the risks arising from the use of ICT third party service providers. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. Any perceived non-compliance may result in regulatory scrutiny, and if found to be non-compliant, significant fines and corrective orders under DORA (and, where applicable, criminal penalties under Member State national law), See "Business - Regulation of Enterprise Risk, Cybersecurity, and Other Recent Developments".
Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Increased frequency or severity of natural disasters, severe weather, catastrophes and other events could drive higher claims, limit our ability to manage exposures, reduce capital available to write new business, and increase reliance on reinsurance that may be unavailable or unaffordable, or may not perform as expected. Various weather and natural events may also affect insurance and reinsurance pricing and availability and the value of our investment portfolio. Pandemics and other public health events can disrupt economies and markets, increase claims and fraud, and reduce customers’ ability to pay premiums. In addition, evolving and fragmented climate‑related laws, regulations, and transition policies across jurisdictions may increase compliance costs and require operational or capital expenditures In addition, governmental and regulatory responses to these events—including new or changing laws, regulations, and enforcement priorities—may increase our compliance and administrative costs, restrict our underwriting or pricing flexibility, and otherwise adversely affect our business and financial condition.
Scrutiny, actions and changing expectations from investors, clients, regulators and our employees and other stakeholders with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.

Heightened or shifting scrutiny by regulators, investors, employees, clients, and other stakeholders regarding ESG matters—such as environmental stewardship, climate change, human capital management, responsible use of artificial intelligence, and cybersecurity and data privacy—could increase our costs (including compliance, monitoring, reporting, and stakeholder engagement), harm our reputation, and adversely affect our business performance. If we do not, or are not perceived to, adequately address these matters or demonstrate progress toward current or future ESG goals, negative publicity (including on social media) could damage our reputation and our relationships with regulators and the communities in which we operate, and could reduce employee engagement and retention and customers’ willingness to do business with us.

ESG-related regulation and disclosure requirements are evolving and have received increased attention in the United States, the European Union, and the United Kingdom. Divergent, changing, or conflicting requirements across or within jurisdictions (including between U.S. federal and state regimes) may create a complex and fragmented regulatory landscape and increase the risk, burden, and cost of compliance. In addition, there has been an increase in activism and litigation in opposition to certain ESG or human capital management initiatives. To the extent we are subject to such activism or challenges, it may require us to incur additional costs or otherwise adversely affect our business.

Stakeholder expectations may diverge, and we may face criticism for the content, extent, or pace of our ESG initiatives, as well as for adopting ESG practices at all, including in jurisdictions considering or enacting “anti-ESG” policies or legislation. Actual or perceived shortcomings in our ESG practices or disclosures, or a failure to manage stakeholder expectations, could erode trust, harm our reputation, subject us to shareholder activism or litigation, and adversely affect our business, financial condition, results of operations, and cash flows.

Third-party and investor-developed ESG ratings and scoring frameworks are widely publicized and may influence investment and voting decisions. Unfavorable ratings of the Company or our industry, or exclusion from ESG-oriented investment funds, could negatively affect investor sentiment, divert investment to other issuers or sectors, and adversely impact our stock price and our access to, and cost of, capital.
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
Our results of operations and financial condition depend, in part, on the adequacy of our loss and loss adjustment expense (“LAE”) reserves. These reserves are estimates and are inherently uncertain; actual claim payments and related expenses may differ, potentially materially, from the amounts we have recorded.

Our reserve estimates are based on, among other things, reported claims, assumptions regarding future claim frequency and severity, inflation, catastrophe activity (including severe weather and the effects of climate change), economic conditions, and developments in the legal, judicial, and regulatory environment, including changes in laws, litigation trends, and judicial interpretations of coverage and liability. Our estimates also depend on actuarial methods and models (including those that assume historical loss development patterns will continue), as well as operational factors such as claims handling and settlement practices, product mix, policy terms and conditions, loss management programs, and changes in claim reporting patterns.

We regularly review and update our reserves as new information becomes available and as assumptions, methods, and practices are refined. Nevertheless, there can be no assurance that our reserves will prove adequate. If our reserves are insufficient for any reason, we may be required to increase reserves, which would reduce net income and stockholders’ equity in the period the deficiency is identified and could adversely affect future earnings, liquidity, and financial strength ratings. Any such adverse effects could also impair our ability to write new business, retain existing customers, or obtain reinsurance on acceptable terms.
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2025, our risk-based capital ratio was 586% for LIC and 625% for MIC.
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
Our insurance subsidiaries in Europe are subject to prudential solvency and minimum capital requirements under the Solvency II framework as implemented in their local jurisdictions, including related governance and reporting obligations.
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
Any failure by our insurance subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of the State of New York or Delaware, as applicable (or other states where currently or may in the future conduct business), or Solvency II and minimum capital requirements applicable to our insurance subsidiaries in Europe, could subject them to further examination or corrective action imposed by regulators, including limitations on our writing of additional business, state supervision, or liquidation.
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
Our insurance subsidiary, LIC, currently has a Financial Stability Rating ("FSR") of 'A' Exceptional from Demotech, Inc., where insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment. Demotech, Inc. is a financial analysis firm that provides FSRs as well as consulting services for property and casualty insurance companies and title underwriters. Demotech, Inc. provides financial stability ratings to insurance companies of all sizes. When providing a rating, Demotech, Inc. evaluates total assets, liabilities, revenues and expenses, working capital, administrative expenses, net income, surplus, receivables, amount of business written, industry focus and business model, among others.
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

Our Giveback works to align our interests with those of our customers, which we believe builds trust, minimizes fraud, and keeps our costs down. If a state, federal authority or foreign jurisdiction finds that the Giveback is a rebate rather than a charitable contribution, or impermissible on other grounds, it could force us to abandon the Giveback in part or entirely, either of which could materially and adversely affect our brand, financial condition and results of operations.

Additionally, we could modify, reduce or eliminate the Giveback at our discretion for a variety of reasons. The Company’s board of directors may determine the amount and distribution of the Giveback by taking into consideration various factors such as the current goodwill and reputation of the causes selected by customers, the amount of funds available for distribution, the reasonableness of such contribution, and general shareholders' interests, such as the proposed amount and distribution of the Giveback against factors like overall shareholder returns, our financial and operating performance, and our social responsibility and the benefits shareholders and their communities receive from proposed contributions. Further, our commitment to charitable giving through our Giveback program may not align our interests with those of our customers or prospective customers to the extent anticipated. Our commitment to charitable giving may not resonate with our existing customers or may fail to attract new customers. The amount contributed to causes may be viewed as insufficient by existing or new customers. If after weighing any of these factors, the Company's board of directors were to reduce or eliminate the Giveback, our business model would be impacted, which, in turn, could materially and adversely affect our brand, financial condition and results of operations.

Our status as a Delaware public benefit corporation and a Certified B Corp may negatively impact our financial performance, limit stockholder influence, and subject us to increased litigation.

As a public benefit corporation (PBC) we are legally required to operate in a responsible and sustainable manner, balancing the financial interests of our stockholders with the best interests of those materially affected by our conduct and the specific public benefits identified in our Amended Charter. To retain our B Corp certification we must meet high standards of verified performance, accountability, and transparency set by B Lab. This unique structure introduces several significant risks:

•Conflict of Fiduciary Duties: Unlike traditional corporations that focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider our specific public benefit and other stakeholders. Consequently, we may take actions that we believe serve our public benefit purpose even if they do not maximize financial results or distributions to stockholders. There is no guarantee that conflicts between stockholder interests and our public benefit goals will be resolved in favor of stockholders.
•Reputational and Certification Risks: Our brand relies on the credibility and trust built through our Certified B Corp status. If we lose this certification, or if our publicly reported B Corp score declines, it may create a perception that we are no longer committed to our values, harming our reputation and business. Furthermore, we must publicly disclose a biennial report on our public benefit performance; any failure to provide this report or a negative perception of its contents could damage our status.
•Reduced Attractiveness for Takeovers and Activism: Our PBC status makes us a less attractive target for acquisitions and activist investors. Delaware law requires a two-thirds vote to merge with an entity that does not contain identical public benefit provisions. Additionally, the requirement for directors to consider multiple constituencies may make it easier for the board to reject hostile bids that might otherwise provide a short-term financial yield to stockholders.
•Derivative Litigation Exposure: Stockholders owning at least 2% of our shares may file derivative lawsuits claiming our directors failed to balance stockholder and public benefit interests—a liability that does not exist for traditional corporations. Such litigation could be costly and divert management's attention from executing our business strategy.
•Regulatory Interference with Charitable Contributions: State or federal regulators could restrict or delay our ability to donate residual premiums to customer-selected nonprofits through our Giveback program. Any such interference could erode customer trust, weaken incentives for good customer behavior, and adversely affect demand for our products.

Any failure to achieve our public benefit purpose or maintain our certifications could have a material adverse effect on our reputation, business, results of operations, and stock price.

Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be volatile or decline, and you may not be able to resell your shares at or above the price you initially paid for our common stock.
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

We are subject to the rules and regulations established from time to time by the SEC and the New York Stock Exchange (“NYSE”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as our personnel.
In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”) so that our management can certify as to the effectiveness of our control over financial reporting by the time our annual report is filed with the SEC. Section 404(b) also requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply in a timely manner with the requirements of Section 404 of the SOX, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
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

Our cybersecurity risk management program is informed by best practice approaches relevant to the technologies we use, the environments in which our services are designed and deployed, our business needs, and relevant regulatory requirements. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the various standards and frameworks as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common approaches, reporting channels, and governance processes that apply the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes, but is not limited to the following:

•Risk assessments designed to help identify risks from cybersecurity threats to our critical systems and information;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•Security tools deployed in the IT environment for protection against and monitoring of suspicious events;
•Security awareness training of our employees, including incident response personnel, and senior management;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as a critical part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including management’s implementation of our cybersecurity risk management.

The Audit Committee periodically receives reports on our cybersecurity risks from our Chief Information Security Officer (“CISO”) or his designee. In addition, management updates the Audit Committee, where it deems appropriate, regarding cybersecurity incidents it considers significant or potentially significant.

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

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes managing a security team and security tools, and as appropriate may include briefings from internal security personnel threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2.    Properties

The Company does not own any real property. Our principal office is located at 5 Crosby Street, 3rd Floor, New York, New York 10013 under a lease agreement that terminates in February 2029. This office space is used for corporate functions and business operations.

The Company leases additional office space in Tel Aviv and Amsterdam, to support our operations in Israel, and Europe. See “Note 21 - Leases”. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings

The Company is occasionally a party to routine claims or litigation incidental to its business. See “Note 20 - Commitments and Contingencies” in our consolidated financial statements included elsewhere in this Annual Report. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Executive Officers
Daniel Schreiber	54	Co-Founder, Chief Executive Officer, Chairman and Director
Shai Wininger	52	Co-Founder, President and Director
Adina Eckstein	41	Chief Operating Officer
Tim Bixby	61	Chief Financial Officer
John Peters	54	Chief Insurance Officer
Maya Prosor	41	Chief Business Officer
Directors
Michael Eisenberg (2)(3)	54	Director
Dr. Samer Haj-Yehia (1)	56	Director
Prashant Ratanchandani (1)	45	Director
Debra Schwartz (1)(3)	47	Director
Geoff Seeley (2)	54	Director
Maria Angelidis-Smith (2)(3)	47	Director
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

Tim Bixby has served as our Chief Financial Officer since June 2017. From February 2021 through October 2025, he served as a director and as chair of the audit committee of the board of directors of Rent the Runway, a leading e-commerce fashion rental and resale business. Prior to joining Lemonade, Mr. Bixby served as Chief Financial Officer of Shutterstock, Inc., a digital content licensing marketplace, from 2011 to 2015. From 1999 to 2011 he served as the Chief Financial Officer, President, and a member of the board of directors of LivePerson, Inc., a provider of cloud mobile and online business messaging solutions. He holds a Bachelor of Arts in Mathematics from Dartmouth College and a Master of Business Administration from Harvard Business School.

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

Prashant Ratanchandani has served as a member of our board of directors since October 2025. Mr. Ratanchandani is the VP of Engineering for AI Products at Meta, supporting the engineering teams responsible for building Meta’s Generative AI products. He has held several leadership roles at Meta, building and scaling technical organizations responsible for core experiences across Meta products. Prior to Meta, he held leadership roles at Microsoft, with a focus on the fundamentals of the Windows operating system. He holds a Bachelor of Technology in Computer Science from the Indian Institute of Technology, Kharagpur where he received the B.C Roy Gold Medal, and also holds a Master of Science degree from the University of Illinois at Urbana Champaign.

Debra Schwartz has served as a member of our board of directors since November 2023. Ms. Schwartz is a seasoned financial leader skilled at enabling companies to innovate, grow and scale. She is currently the Chief Financial Officer at Goldbelly, Inc., the leading curated marketplace for American food culture. Prior to Goldbelly, She served as CFO at H1, a leading healthcare data technology company whose mission is to connect the world to the right doctors. She previously served as CFO at Cameo, the celebrity video shoutout pioneer, and at Bustle Digital Group, the digital media provider. Ms. Schwartz spent more than a decade as an equity analyst with Goldman Sachs and Credit Suisse, and holds an MBA from Harvard University, and a BA/BS from the University of Pennsylvania.

Geoff Seeley has served as a member of our board of directors since October 2025. Mr. Seeley is the Chief Marketing Officer of PayPal Holdings, Inc., a role he has held since February 2024, where he leads global marketing for PayPal and Venmo. Previously, Mr. Seeley served as Global Chief Marketing and Communications Officer at Afterpay, where he helped scale both consumer and merchant adoption —culminating in the $29 billion sale to Block, Inc. (formerly Square). Previously, he led global marketing at Airbnb, driving brand equity resulting in guest and host growth. Mr. Seeley previously held senior roles at Unilever and Pearson over a 30+ year career spanning brand strategy and performance marketing, large-scale rebrands, and modernization of marketing technology and analytics. He is a frequent speaker at industry forums. Mr. Seeley holds a B.Sc. from University College London.

Maria Angelidis-Smith has served as a member of our board of directors since October 2024. Ms. Angelidis-Smith is the Chief Product Officer of Reddit, Inc. Prior to Reddit, she served as Chief Product and Technology Officer of Personio, Europe’s leading HR software provider empowering small and mid-sized organizations and Vice President of Product and General Manager at Meta, leading and scaling the monetization of the Facebook App as well as billion+ user products such as Facebook Groups, Events and Profile. She previously held leadership roles with several companies, including Intuit and The Boston Consulting Group, focused primarily on product development, growth strategies, and marketing. She holds a BBA in Economics, Operations and Marketing from Athens University of Economics and Business, and an MBA from University of Michigan - Stephen M. Ross School of Business, where she was a Fulbright Scholar.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “LMND”.
Holders
As of February 24, 2026, there were 134 holders of record of the Company’s common stock.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our common shares since July 2, 2020 (first day of trading) through December 31, 2025 to the cumulative total return of Nasdaq Composite Stock Index (“Nasdaq Index”) and the Nasdaq Insurance Index (“Nasdaq Insurance Index”). The graph assumes that $100 was invested on July 2, 2020 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results.

	July 2, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Lemonade, Inc.	$100.00	$422.41	$145.21	$47.17	$55.62	$126.48	$245.45
Nasdaq Composite Index	$100.00	$123.78	$153.27	$102.54	$147.06	$189.18	$227.69
Nasdaq Insurance Index	$100.00	$123.27	$140.90	$143.68	$155.54	$193.05	$191.99

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes and other information included elsewhere in this Annual Report. This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the “2024 Annual Report”).

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
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. To lessen the volatility inherent in an industry directly impacted by the weather, we utilize several forms of reinsurance, with the goal of dampening the impact on our gross margin. The result is that excess claims are generally offloaded to reinsurers, while excess premiums can be donated to nonprofits selected by our customers as part of our "Giveback". These two ballasts, reinsurance and Giveback, reduce volatility, while creating an aligned, trustful, and values-rich relationship with our customers. See “Business - Our Business Model” and “Business - Our Product Offerings - Giveback Feature.”

Customer Investment Agreement

On June 28, 2023, we entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC") under which GC agreed to provide up to $150 million of financing for our sales and marketing growth efforts through December 31, 2024. Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of our growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, we retain all future reference income related to each respective Investment Amount.

The Agreement has been amended and restated on several occasions to extend the commitment period and increase the financing agreement. On January 8, 2024, the Agreement was amended and restated to provide up to an additional $140 million of financing December 31, 2025. On February 3, 2025, the Agreement was further amended to provide up to an additional $200 million of financing from January 1, 2026 through December 31, 2026 for our sales and marketing growth efforts. In addition, the Agreement was amended in April 2024, June 2024 and December 2025 to clarify certain provisions with no changes to material terms. The Agreement, as amended and restated (the “Amended and Restated Agreement”) contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of December 31, 2025, we had $158.1 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $17.3 million for the year ended December 31, 2025.
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

Current Macroeconomic Environment

Changing U.S. and global conditions may impact our business. Evolving U.S. trade policy, including tariffs imposed on imported goods in 2025, could affect our claims costs. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act ("IEEPA") to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities. Following the ruling, the administration invoked alternative statutory authorities imposing a global tariff, and the administration has indicated its intention to continue to pursue alternative statutory mechanisms to reinstate or impose new tariffs. Tariffs on building materials may increase home repair costs, tariffs on automotive parts may increase vehicle repair and replacement costs, and tariffs on consumer goods may increase the cost of replacing covered personal property. To the extent tariff-driven cost increases are sustained, we may seek premium rate adjustments, subject to regulatory approval in applicable states; however, there may be a lag between when we experience increased claims costs and when we are able to implement corresponding rate increases, which could negatively impact our loss ratios in the interim. More broadly, inflation, whether driven by tariffs, supply chain disruptions, labor market conditions, or other factors, if any, has impacted and could continue to our claims costs, product pricing and investment yield, among other impacts. Capital market volatility may also affect our investment portfolio and access to capital. The actual effects of these macroeconomic factors on our results remains to be unknown and cannot be estimated with precision.

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
We maintain proportional reinsurance contracts which cover all of the Company's products and geographies, and transfer, or “cede,” a specified percentage of the premium to reinsurers. We also manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts.

We agreed to the terms of our reinsurance program effective July 1, 2024 through June 30, 2025 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, LIC, MIC and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE ("Hannover"), MAPFRE Re Compania De Reaseguros S.A. ("MAPFRE"), and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," approximately 55% of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, these contracts are subject to loss ratio caps and variable ceding commission, which align our interests with those of our Reinsurers and is settled primarily on a funds withheld basis. We renewed the Reinsurance Program with Hannover and MAPFRE effective July 1, 2025 and will expire on June 30, 2026, with a reduced effective cession rate of 20% and with other terms similar to the contracts that expired on June 30, 2025.

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

LIC entered into an Automatic Facultative PPR Contract with Arch Reinsurance, which was effective July 1, 2023 and expired on June 30, 2024. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 were 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, which expired on June 30, 2024, and was not renewed.

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
The following table sets forth these metrics as of and for the periods presented:

	Year Ended December 31,
	2025	2024
	($ in millions, except Premium per customer)
Customers (end of period)	2,984,513	2,430,056
In force premium (end of period)	$1,236.5	$943.7
Premium per customer (end of period)	$414	$388
Annual dollar retention (end of period)	85%	86%
Total revenue	$737.9	$526.5
Gross earned premium	$1,050.8	$827.3
Gross profit	$293.4	$166.9
Adjusted gross profit	$304.5	$174.9
Net loss	$(165.5)	$(202.2)
Adjusted EBITDA	$(118.1)	$(149.7)
Gross profit margin	40%	32%
Adjusted gross profit margin	41%	33%
Ratio of Adjusted Gross Profit to Gross Earned Premium	29%	21%
Gross loss ratio	64%	73%
Net loss ratio	65%	75%

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
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. We have assumed premium related to car insurance policies written in Texas in connection with our fronting arrangement with a third party carrier in Texas.
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
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, amortization of fair value adjustment on insurance contract intangible liability relating to the acquisition of Metromile, and other one time and non-cash adjustments and other transactions that we consider to be unique in nature. See “- Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
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

Results of Operations
The following table presents our results of operations:

	Years Ended December 31,
	2025	2024	Change	% Change
	($ in millions)
Revenue
Net earned premium	$536.3	$370.6	$165.7	45%
Ceding commission income	122.7	91.1	31.6	35%
Net investment income	37.8	34.0	3.8	11%
Commission and other income	41.1	30.8	10.3	33%
Total revenue	737.9	526.5	211.4	40%
Expense
Loss and loss adjustment expense, net	347.0	277.0	70.0	25%
Other insurance expense	93.7	76.8	16.9	22%
Sales and marketing	224.4	166.3	58.1	35%
Technology development	93.9	85.8	8.1	9%
General and administrative	139.8	124.5	15.3	12%
Total expense	898.8	730.4	168.4	23%
Loss before income taxes	(160.9)	(203.9)	43.0	(21)%
Income tax expense (benefit)	4.6	(1.7)	6.3	(371)%
Net loss	$(165.5)	$(202.2)	$36.7	(18)%

Comparison of the Years Ended December 31, 2025 and 2024
Net Earned Premium
Net earned premium increased by $165.7 million, or 45%, to $536.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the earning of increased gross written premium and impact of our new reinsurance program as discussed in more detail in the “Reinsurance” section above.

	Years Ended December 31,
	2025	2024	Change	% Change
	($ in millions)
Gross written premium	$1,171.3	$929.0	$242.3	26%
Ceded written premium	(407.8)	(513.9)	106.1	(21)%
Net written premium	$763.5	$415.1	$348.4	84%
Gross written premium increased $242.3 million, or 26%, to $1,171.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a 23% increase in net added customers year over year, driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we saw a 7% increase in premiums per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium decreased $106.1 million, or 21%, to $407.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to impact of our reinsurance program effective July 1, 2025. See "Reinsurance" above for further information.

Net written premium increased $348.4 million, or 84%, to $763.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium decreased to 49% for the year ended December 31, 2025, as compared to 55% for the year ended December 31, 2024 consistent with our participation rate in our reinsurance contracts as discussed in more detail in the “Reinsurance” section above.

	Years Ended December 31,
	2025	2024	Change	% Change
	($ in millions)
Gross earned premium	$1,050.8	$827.3	$223.5	27%
Ceded earned premium	(514.5)	(456.7)	(57.8)	13%
Net earned premium	$536.3	$370.6	$165.7	45%

Ceding Commission Income
Ceding commission income increased $31.6 million, or 35% to $122.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, consistent with the increase in ceded earned premium and impact of our variable ceding commission arrangement with reinsurers driven by favorable loss ratio development in comparison to prior year.

Net Investment Income
Net investment income increased $3.8 million, or 11%, to $37.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by the diversification of the Company’s investment portfolio with higher returns, offset by investment expenses of $0.4 million. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. governments and non-US governments.
Commission and Other Income
Commission and other income increased $10.3 million, or 33% to $41.1 million for the year ended December 31, 2025 compared to year ended December 31, 2024, primarily due to growth in premiums placed with third-party insurance companies, installment fees, interest income and sublease income from our New York and San Francisco office space.

Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $70.0 million, or 25%, to $347.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to growth in premium offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business and car. Net incurred losses included the impact of the California Wildfires in January 2025 in the amount of $19.6 million.
Other Insurance Expense
Other insurance expense increased $16.9 million, or 22%, to $93.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 consistent with growth in premium and the California FAIR Plan assessment charge of $6.9 million related to the January 2025 California Wildfires. Credit card fees increased $6.5 million, or 37%, as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceded commissions also increased by $2.8 million, or 20% as compared to the year ended December 31, 2024, consistent with growth in business. Underwriting data costs increased $2.1 million, or 18%, as compared to the year ended December 31, 2024. Insurance regulatory fees decreased $1.7 million, or 31% as compared to the year ended December 31, 2024.

Sales and Marketing
Sales and marketing expense increased $58.1 million, or 35%, to $224.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Expense related to brand and performance advertising increased by $65.8 million, or 54%, as a result of increased spending on search advertising and other customer acquisition channels. Compensation expense related to the warrant shares decreased $11.7 million, or 180%, as compared to December 31, 2024 due to the termination of the Warrant Agreement with Chewy.

Technology

Technology development expense increased $8.1 million, or 9%, to $93.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Employee-related expense, including stock based compensation, net of capitalized costs for the development of internal-use software, increased $9.5 million, or 14%, as compared to the year ended December 31, 2024, driven by increase in headcount and related payroll and stock compensation expense for product, engineering, design and quality assurance personnel. Software expense increase $2.0 million, or 53%, as compared to the year ended December 31, 2024. Hosting and development decreased $1.8 million, or 21%, as compared to the year ended December 31, 2024. Payments made to contractors decreased $1.8 million, or 44%. as compared to the year ended December 31, 2024.
General and Administrative
General and administrative expense increased $15.3 million, or 12%, to $139.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Interest expense related to borrowings from financing agreement with GC increased $11.1 million, or 179%, as compared to the year ended December 31, 2024. Bad debt expense increased by $11.1 million, or 101%, as compared to the year ended December 31, 2024. Employee related expense, including stock-based compensation, increased by $10.1 million, or 18%, as compared to the year ended December 31, 2024. Software increased by $1.0 million, or 17%, as compared to the year ended December 31, 2024. Depreciation and amortization expense decreased $4.8 million, or 24%, as compared to year ended December 31, 2024. During the second quarter of 2025, we recorded $11.7 million of tax refund received under the Employee Retention Credit program and $2.3 million of gain on early lease termination related to the Company’s office space in San Francisco.
Income tax

Income tax expense increased $6.3 million, or 371%, from $1.7 million income tax benefit for the year ended December 31, 2024 to $4.6 million income tax expense for the year ended December 31, 2025, primarily due to a change in uncertain tax positions related to the change in transfer pricing methodology in prior year.

Net loss

Net loss decreased $36.7 million, or 18%, to $165.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the factors described above.

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
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Years Ended December 31,
	2025	2024
	($ in millions)
Total revenue	$737.9	$526.5
Adjustments:
Loss and loss adjustment expense, net	$(347.0)	$(277.0)
Other insurance expense	(93.7)	(76.8)
Depreciation and amortization	(3.8)	(5.8)
Gross profit	$293.4	$166.9
Gross profit margin (% of total revenue)	40%	32%
Adjustments:
Net investment income	$(37.8)	$(34.0)
Interest income and other income	(7.9)	(9.3)
Employee related expense	22.8	21.8
Professional fees and other	30.2	23.7
Depreciation and amortization	3.8	5.8
Adjusted gross profit	$304.5	$174.9
Adjusted gross profit margin (% of total revenue)	41%	33%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Year Ended December 31,
	2025	2024
	($ in millions)
Numerator: Adjusted gross profit	$304.5	$174.9
Denominator: Gross earned premium	$1,050.8	$827.3
Ratio of Adjusted Gross Profit to Gross Earned Premium	29%	21%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, amortization of fair value adjustment on insurance contract intangible liability relating to the acquisition of Metromile, and other one time and non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from Adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use Adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other customers of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented.

	Year Ended December 31,
	2025	2024
	($ in millions)
Net loss	$(165.5)	$(202.2)
Adjustments:
Income tax expense (benefit)	4.6	(1.7)
Depreciation and amortization	15.2	20.0
Stock-based compensation (1)	61.3	64.5
Interest expense	17.3	6.2
Interest income and others	(4.9)	(6.2)
Net investment income	(37.8)	(34.0)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.2)	(0.4)
Other adjustments (2)(3)(4)(5)(6)	(8.1)	4.1
Adjusted EBITDA	$(118.1)	$(149.7)

(1) Includes the impact of canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy of $5.2 million for the year ended December 31, 2025 and compensation expense related to the warrant shares of $6.5 million for the year ended December 31, 2024, respectively (See Note 16 of the consolidated financial statements).
(2) Includes the California FAIR Plan assessment of $6.9 million related to the January 2025 California Wildfires for the year ended December 31, 2025 (See Note 20 of the consolidated financial statements).
(3) Includes $11.7 million of tax refund received under the Employee Retention Credit Program for the year ended December 31, 2025 (See Note 17 of the consolidated financial statements).
(4) Includes $2.3 million of gain on early lease termination related to the Company's office space in San Francisco for the year ended December 31, 2025 (See Note 21 of the consolidated financial statements).
(5) Includes $1.0 million of gain from settlement of previously disclosed data security matter for the year ended December 31, 2025 (See Note 20 of the consolidated financial statements).
(6) Includes $3.9 million extra-contractual car claim liability related to pre-acquisition Metromile (see Note 12 of the consolidated financial statements), and impairment charge of $0.3 million related to a portion of the New York office sublease, net of gain on termination of lease for the year ended December 31, 2024 (See Note 21 of the consolidated financial statements).

Liquidity and Capital Resources
As of December 31, 2025, we had $385.0 million in cash and cash equivalents, and $722.9 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third-party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. We entered into an Agreement with GC in June 2023, where up to $150 million of financing would be provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million would be provided for our sales and marketing growth efforts through December 31, 2025, and was further amended and restated in April 2024 and June 2024 to clarify certain provisions and all material terms and conditions remain unchanged. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. As of December 31, 2025, we had $158.1 million of outstanding borrowings under the Amended and Restated Agreement with GC. We believe our existing cash and cash equivalents as of December 31, 2025 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This Agreement with GC was further amended and restated in December 2025 to clarify certain provisions with no changes to material terms. This belief is subject, to a certain extent, on general economic, financial, competitive, regulatory and other factors that are beyond our control.
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
Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of December 31, 2025, cash and investments held by these companies was $773.0 million and statutory surplus amounted to $329.8 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder's surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer's assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2025, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	December 31,
	2025	2024
	($ in millions)
Net cash used in operating activities	$(16.5)	$(11.4)
Net cash (used in) provided by investing activities	$(89.1)	$40.6
Net cash provided by financing activities	$106.6	$87.7

Operating Activities
Cash used in operating activities was $16.5 million for the year ended December 31, 2025, an increase of $5.1 million from $11.4 million for the year ended December 31, 2024. This reflected the $36.7 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The increase in cash used in operating activities from year ended December 31, 2025 compared to year ended December 31, 2024 was primarily due to claims payments and settlements with our reinsurance partners, offset by collection of premiums and recoveries from reinsurance partners.
Cash used in operating activities was $11.4 million for the year ended December 31, 2024, a decrease of $107.7 million from $119.1 million for the year ended December 31, 2023. This reflected the $34.7 million decrease in our net loss, primarily offset by changes in our operating assets and liabilities. The decrease in cash used in operating activities from the year ended December 31, 2024 compared to December 31, 2023 was primarily due to claims payments, settlements with our reinsurance partners, and decreased spend related to growth and expansion, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash used in investing activities was $89.1 million for the year ended December 31, 2025 primarily due to purchases of U.S. and non-US government obligations, corporate debt securities, asset-backed securities, short term investments offset by proceeds from sales and maturities of U.S. and non-US government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the year.

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
Financing Activities
Cash provided by financing activities was $106.6 million for the year ended December 31, 2025 primarily due to borrowings under the Amended and Restated Agreement with GC and proceeds from stock exercises.
Cash provided by financing activities was $87.7 million for the year ended December 31, 2024 primarily due to borrowings under the financing agreement and proceeds from stock exercises.
We do not have any current plans for material capital expenditures other than current operating requirements. We currently have a financing agreement with GC, the Amended and Restated Agreement with GC (see “Note 13 - Borrowings under financing agreement”). To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,026.4 million in cash and cash equivalents, and investments available at December 31, 2025. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2025, and the effect of such obligations are expected to have on our liquidity and cash flows in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	($ in millions)
Unpaid losses and loss adjustment expense(1)	$303.1	$209.0	$81.0	$11.9	$1.2
Borrowings under financing agreement	158.1	70.3	84.4	3.4	—
Operating lease commitments	25.6	7.2	10.0	7.4	1.0
Total	$486.8	$286.5	$175.4	$22.7	$2.2
___________
(1)The reserve for losses and loss adjustment expenses represent management's estimate of the ultimate cost of settling losses. As more fully discussed in "Critical Accounting Policies and Estimates — Unpaid loss and loss adjustment expenses", the estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2025 and do not include any allowance for claims for future events within the time period specified. Accordingly, we expect that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

We also have the ability to access additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, stock-based compensation, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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

The following tables summarize our gross and net reserves for unpaid loss and LAE as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$101.7	34%	$57.8	34%
IBNR	201.4	66%	111.6	66%
Total reserves	$303.1	100%	$169.4	100%

	December 31, 2024
	Gross	% of total	Net	% of Total
	($ in millions)
Loss and loss adjustment reserves
Case reserve	$101.7	34%	$48.4	33%
IBNR	196.4	66%	100.2	67%
Total reserves	$298.1	100%	$148.6	100%
We have assessed the impact of potential reserve deviations from our carried reserve at December 31, 2025. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. Due to our contractual arrangements with our reinsurers, the sensitivity analysis results in no change to our previous income or stockholders' equity.
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

The following tables summarize our Gross Ultimate Losses and LAE, and Net Ultimate Losses and LAE as of December 31, 2025 and 2024, respectively.

Gross Ultimate Losses and LAE
	($ in millions)
	Calendar Year			Development
Accident Year	2025	(2.7)	2024	2024 to 2025
2016	$—		$—	$—
2017	4.8		4.6	0.2
2018	25.7		25.9	(0.2)
2019	59.8		60.1	(0.3)
2020	119.2		119.2	—
2021	261.6		263.3	(1.7)
2022	434.7		437.1	(2.4)
2023	551.0		559.1	(8.1)
2024	575.7		618.1	(42.4)
2025	729.8		N/A	N/A
				$(54.9)

Net Ultimate Losses and LAE
	($ in millions)
	Calendar Year		Development
Accident Year	2025	2024	2024 to 2025
2016	$3.3	$3.3	$—
2017	40.0	39.7	0.3
2018	55.2	55.5	(0.3)
2019	77.5	77.8	(0.3)
2020	68.1	68.5	(0.4)
2021	151.0	152.8	(1.8)
2022	208.6	211.3	(2.7)
2023	248.1	266.5	(18.4)
2024	271.2	278.2	(7.0)
2025	372.1	N/A	N/A
			$(30.6)

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

Goodwill

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

Interest Rate Risk

Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2025, this change would not have a material effect on the fair value of our investments as of that date.

Credit Risk

We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2025 and 2024, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lemonade, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Incurred but Not Reported Reserves

Description of the Matter
At December 31, 2025, the Company’s unpaid losses and loss adjustment expenses balance was $303.1 million, of which a significant portion relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which is comprised of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 4 of the consolidated financial statements, there is inherent complexity and subjectivity in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate of IBNR reserves is subject to a number of variables, including historical trends involving claims reported, average case incurred amounts, case development, severity and payment patterns.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lemonade, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lemonade, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lemonade, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 25, 2026

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	December 31,
	2025	2024
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $706.0 million and $607.1 million as of December 31, 2025 and 2024, respectively)	$708.8	$607.4
Short-term investments (cost: $14.1 million and $27.5 million as of December 31, 2025 and 2024, respectively)	14.1	27.5
Total investments	722.9	634.9
Cash, cash equivalents and restricted cash	396.8	385.7
Premium receivable, net of allowance for credit losses of $4.1 million and $2.8 million as of December 31, 2025 and 2024, respectively	402.3	301.2
Reinsurance recoverable	153.4	170.4
Prepaid reinsurance premium	147.9	253.6
Deferred acquisition costs	12.1	12.2
Property and equipment, net	15.8	16.1
Intangible assets	8.1	13.6
Goodwill	19.0	19.0
Other assets	47.4	42.4
Total assets	$1,925.7	$1,849.1

Liabilities and Stockholders' Equity
Unpaid losses and loss adjustment expenses	$303.1	$298.1
Unearned premium	577.0	455.0
Trade payables	0.5	4.5
Funds held for reinsurance treaties	169.5	219.6
Deferred ceding commission	38.2	65.6
Ceded premium payable	23.9	23.8
Borrowings under financing agreement	158.1	83.4
Other liabilities and accrued expenses	121.8	105.7
Total liabilities	1,392.1	1,255.7
Commitments and contingencies (Note 20)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized as of December 31, 2025 and 2024; 75,907,215 shares and 72,720,866 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	1,991.5	1,898.3
Accumulated deficit	(1,464.3)	(1,298.8)
Accumulated other comprehensive income (loss)	6.4	(6.1)
Total stockholders' equity	533.6	593.4
Total liabilities and stockholders' equity	$1,925.7	$1,849.1
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Net earned premium	$536.3	$370.6	$315.2
Ceding commission income	122.7	91.1	69.8
Net investment income	37.8	34.0	24.7
Commission and other income	41.1	30.8	20.1
Total revenue	737.9	526.5	429.8

Expense
Loss and loss adjustment expense, net	347.0	277.0	280.4
Other insurance expense	93.7	76.8	59.2
Sales and marketing	224.4	166.3	101.9
Technology development	93.9	85.8	88.8
General and administrative	139.8	124.5	129.3
Total expense	898.8	730.4	659.6
Loss before income taxes	(160.9)	(203.9)	(229.8)
Income tax expense (benefit)	4.6	(1.7)	7.1
Net loss	$(165.5)	$(202.2)	$(236.9)

Other comprehensive income (loss), net of tax
Unrealized gain on investments in fixed maturities	2.4	5.6	18.6
Foreign currency translation adjustment	10.1	(2.7)	—
Comprehensive loss	$(153.0)	$(199.3)	$(218.3)

Per share data:
Net loss per share attributable to common stockholders — basic and diluted	$(2.24)	$(2.85)	$(3.40)

Weighted average common shares outstanding — basic and diluted	73,943,632	71,023,115	69,658,912
The accompanying notes are an integral part of the consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
($ in millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	69,275,030	$—	$1,754.1	$(859.7)		$(27.6)	$866.8
Exercise of stock options and distribution of restricted stock units	888,673	—	0.5	—		—	0.5
Stock-based compensation	—	—	59.9	—		—	59.9
Net loss	—	—	—	(236.9)		—	(236.9)
Other comprehensive income	—	—	—	—		18.6	18.6
Balance as of December 31, 2023	70,163,703	$—	$1,814.5	$(1,096.6)		$(9.0)	$708.9
Exercise of stock options and distribution of restricted stock units	2,376,082	—	19.3	—		—	19.3
Exercise of warrant shares (Note 16)	181,081	—	—	—		—	—
Stock-based compensation	—	—	64.5	—		—	64.5
Net loss	—	—	—	(202.2)		—	(202.2)
Other comprehensive income	—	—	—	—		2.9	2.9
Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	—	$(6.1)	$593.4
Exercise of stock options and distribution of restricted stock units	3,186,349	—	31.9	—		—	31.9
Stock-based compensation	—	—	61.3	—		—	61.3
Net loss	—	—	—	(165.5)		—	(165.5)
Other comprehensive income	—	—	—	—		12.5	12.5
Balance as of December 31, 2025	75,907,215	$—	$1,991.5	$(1,464.3)		$6.4	$533.6
The accompanying notes are an integral part of the consolidated financial statements

LEMONADE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(165.5)	$(202.2)	$(236.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.2	20.0	20.0
Stock-based compensation	61.3	64.5	59.9
Amortization of bond discount	(5.8)	(6.1)	(2.6)
Provision for bad debt	22.1	11.0	8.1
Gain on early lease termination	(2.3)	—	—
Asset impairment charge	—	0.3	3.7
Changes in operating assets and liabilities:
Premium receivable	(123.2)	(90.2)	(50.5)
Reinsurance recoverable	17.0	(32.0)	18.4
Prepaid reinsurance premium	105.7	(57.3)	(31.8)
Deferred acquisition costs	0.1	(3.4)	(1.9)
Other assets	(8.2)	21.2	8.9
Unpaid losses and loss adjustment expenses	5.0	35.8	6.1
Unearned premium	122.0	101.3	65.7
Trade payables	(4.0)	3.9	(0.5)
Funds held for reinsurance treaties	(50.1)	90.8	(7.2)
Deferred ceding commission	(27.4)	24.2	1.7
Ceded premium payable	0.1	0.6	4.8
Other liabilities and accrued expenses	21.5	6.2	15.0
Net cash used in operating activities	(16.5)	(11.4)	(119.1)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	41.6	77.5	143.5
Proceeds from bonds sold or matured	383.1	336.3	349.6
Cost of short-term investments acquired	(27.7)	(58.1)	(71.5)
Cost of bonds acquired	(476.7)	(305.7)	(323.7)
Purchases of property and equipment	(9.4)	(9.4)	(9.2)
Net cash (used in) provided by investing activities	(89.1)	40.6	88.7
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	133.0	96.1	19.1
Payment on borrowings under financing agreement	(58.3)	(27.7)	(4.2)
Proceeds from stock exercises	31.9	19.3	0.5
Net cash provided by financing activities	106.6	87.7	15.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10.1	(2.7)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	11.1	114.2	(15.0)
Cash, cash equivalents and restricted cash at beginning of year	385.7	271.5	286.5
Cash, cash equivalents and restricted cash at end of year	$396.8	$385.7	$271.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.5	$2.5	$0.7
Cash paid for interest expense on borrowings under financing agreement	$16.3	$5.0	$0.3

Non-cash transactions:
Right-of-use assets derecognized due to lease modification	$3.1	$—	$—
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
The Company consists of the following entities, which support Lemonade, Inc.'s operations in the United States, Europe and the United Kingdom: (1) Lemonade Insurance Company (“LIC”), a licensed and regulated stock property and casualty insurance company in New York and in all other states where the Company's insurance products are available; (2) Lemonade Insurance Agency, LLC (“LIA”), a licensed insurance agent in New York and in all other states where LIC’s insurance products are available, and also acts as an agent for other insurance companies in distributing their insurance products; (3) Lemonade Ltd., a company organized under the laws of Israel which provides technology, research and development, management, marketing and other services to the companies in the group; (4) Lemonade Insurance N.V., a Netherlands public limited company; (5) Lemonade Agency B.V., a Netherlands private limited liability company, (6) Lemonade B.V., a Netherlands private limited liability company; (7) Lemonade Life Insurance Agency, LLC, a limited liability company which acts as the distribution and marketing agent for the sale and servicing of life insurance products; (8) Lemonade E&S Insurance Agency, LLC, a limited liability company licensed as an excess and surplus lines insurance broker; (9) Metromile, LLC, a limited liability company, which is an intermediate holding company for other entities; (10) Metromile Operating Company, a corporation, which provides certain services for its subsidiaries; (11) Metromile Insurance Company (“MIC”), a stock property and casualty insurance company in Delaware and all other states where MIC’s insurance products are available; (12) Metromile Insurance Services LLC, a limited liability company licensed as an insurance agent in California and in all other states where MIC’s insurance products are available, and acts as an agent for other insurance companies in distributing their insurance products; (13) Metromile Enterprise Solutions, LLC, a California limited liability company; (14) Lemonade Tech B.V., a Netherlands private limited liability company which provides technology, research and development services to the companies in the group; and (15) Lemonade Re SPC, a Cayman Islands entity which is licensed to underwrite risks assumed from related parties through the set up of segregated portfolios.
2. Basis of Presentation
The Company presents its financial statements on a consolidated basis including all of its wholly-owned subsidiaries and a variable interest entity for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. All foreign currency amounts in the consolidated statements of operations and comprehensive income (loss) have been translated using an average rate for the reporting period. All foreign currency balances in the consolidated balance sheets have been translated using the spot rate at the end of the year. All figures expressed, except share amounts are represented in U.S. dollars in millions.
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

3. Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company's consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, reinsurance recoverable on unpaid losses, uncertain tax position and valuation allowance on deferred tax assets.
4. Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company's cash, cash equivalents and restricted cash as of December 31, 2025 and 2024, ($ in millions).

	December 31,
	2025	2024
Cash and cash equivalents	$385.0	$376.0
Restricted cash	11.8	9.7
Total cash, cash equivalents and restricted cash	$396.8	$385.7
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
As a basis for considering such assumptions, a three-tier value hierarchy is used in management's determination of fair value based on the reliability and observability of inputs as follows:

Level 1 - Valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis;
Level 2 - Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs;
Level 3 - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets and liabilities requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset or liability. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, the Company considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company's fair value measurements include investments, warrants liability and stock options.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, fixed maturity securities and reinsurance recoverables. Cash and cash equivalents are held with financial institutions of high credit quality, and fixed maturity securities primarily on U.S. government, U.S. government agencies, and high credit quality issuers of debt securities. Cash and cash equivalent balances may exceed the amount of insurance provided on such balances. The Company evaluates the financial condition of its reinsurers, and reinsures its business primarily with highly rated reinsurers, and may retain funds due to reinsurers or require letters of credit as security for those recoverable balances (Note 7).
Premium receivable
Premium receivable is reported net of an allowance for estimated uncollectible premium amounts. Premiums receivable are short-term in nature and due within a year. Allowance is based upon the ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Allowance for credit losses amounted to $4.1 million as of December 31, 2025 and $2.8 million as of December 31, 2024.
Reinsurance
Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the Company from its obligations to policyholders. Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”) and prepaid reinsurance premium, is reported as an asset. To minimize exposure to losses related to a reinsurer's inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company has no historical experience on credit losses from reinsurance recoverables and has not recorded any allowance for uncollectible reinsurance recoverable as of December 31, 2025 and December 31, 2024.
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
Deferred acquisition costs
Direct acquisition costs, which primarily consist of commissions and premium taxes, related to each policy the Company successfully writes are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income. If any such costs are determined not to be recoverable they are charged to expense. Anticipated net loss and loss adjustment expense and estimated remaining costs of servicing contracts are considered when evaluating recoverability of deferred acquisition costs. The amount of deferred acquisition costs amortized to income was $32.1 million, $30.5 million, and $21.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in “Other insurance expense” on the consolidated statements of operations and comprehensive income (loss).
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

Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or such as a change in business circumstances that indicates the carrying value of the assets may not be recoverable. The annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. The Company may elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, the Company will test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. The estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of the Company and the resulting cash flows. There were no circumstances that indicate that the carrying amount of intangible assets deemed to have an indefinite useful life may not be recoverable for the years ended December 31, 2025 and 2024.

Intangible assets subject to amortization are amortized over the estimated useful life and reviewed for impairment when indicators exist.

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired. Goodwill is not amortized, but instead is reviewed for impairment at the reporting unit level on an annual basis, during the fourth quarter, or more frequently if indicators of impairment exist. The annual impairment test for goodwill is initially completed through a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If facts and circumstances determine that it is not more likely than not that a reporting unit fair value is less than its carrying amount, then additional testing of goodwill is not required. However, if the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value, then the Company will perform a quantitative analysis. The quantitative analysis compares the estimated fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, there is no impairment on recorded goodwill. However, if the carrying value exceeds the fair value of a reporting unit, an impairment loss will be recognized in the amount of the excess carrying value over fair value limited by the total amount of goodwill for the reporting unit. The Company elected to bypass the qualitative assessment allowed under the guidance and performed a quantitative goodwill impairment assessment during the fourth quarter of 2025, and estimated the fair value of the reporting unit using the income approach, based on the discounted cash flow valuation techniques, and the market valuation approach. Based on the quantitative analysis, the estimated fair value exceeded the carrying value of the reporting unit and concluded that there was no impairment of the recorded goodwill as of December 31, 2025.

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
The Company in 2023 established a captive cell facility at a Bermuda transformer vehicle that is authorized to write and purchase insurance and reinsurance to retain most of the Company’s windstorm exposure (Note 7). Through the Company’s participation interest in this arrangement which is considered a VIE, the Company determined that it is the primary beneficiary of the VIE since it has the power to direct and exercise control over the significant activities and has the obligation to absorb losses or the right to receive residual returns of the VIE. As a result, the Company included the VIE in the consolidated financial statements.

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
The Company's actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating its loss and loss adjustment reserves. These factors are measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, and other subjective factors. The Company uses multiple actuarial methods in determining its estimates of the ultimate unpaid claim liabilities. Each of these methods require judgment and assumptions. The methods can include, but are not limited to:
•Paid Development Method - uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Paid Bornhuetter-Ferguson Method - a combination of the Paid Development Method and the Expected Loss Method, the Paid Bornhuetter-Ferguson Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.
•Incurred Development Method - uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Incurred Bornhuetter - Ferguson Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred Bornhuetter-Ferguson Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.
•Expected Loss Method - utilizes an expected ultimate loss ratio based on historical experience adjusted for trends multiplied by earned premium to project ultimate losses.
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
Comprehensive income (loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders.
Employee related obligations
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees based in the United States. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. The matching contributions made by the Company amounted to $2.6 million, $2.6 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Revenue
Premium is earned on a pro-rata basis over the term of the related insurance coverage. Unearned premium and prepaid reinsurance premium represent the portion of gross premium written and ceded premium written, respectively, related to the unexpired terms of related policies. Premium ceded to third party reinsurers is reported as a reduction of earned premium.
A premium deficiency is recognized if the sum of expected loss and loss adjustment expense, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premium. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency as of December 31, 2025 and 2024.
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

Other income consists of fees collected from policyholders relating to installment premiums, and are recognized at the time each policy installment is billed. Other income also includes net realized gains or losses from sale of investments, interest income and sublease income (Note 21).

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
Sales and marketing
Sales and marketing includes third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing also includes associated employee compensation, including stock-based compensation and benefits, as well as allocated occupancy costs and related overhead based on headcount. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $187.3 million, $121.5 million and $55.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Leases
The Company determines whether an arrangement is, or includes, a lease at its inception in accordance with ASC Topic 842, Leases (“ASC 842”). Operating lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Right-of-Use (“RoU”) assets are equal to the operating lease liabilities with certain adjustments made for prepaid rent, lease incentives, or initial direct costs, as applicable. Operating lease RoU assets are presented under “Other assets” (Note 11) and Operating lease liabilities are presented under “Other Liabilities and Accrued Expenses” (Note 14). To determine the present value of lease payments, the Company uses an estimated incremental borrowing rate for leases of office spaces, as the rate implicit in the leases is not determinable, which is derived from information available at the lease commencement date. For certain leases that contain options to extend, the options are included in operating lease liabilities only if the Company is reasonably certain that the option will be exercised. Variable lease costs are recorded as expense when the events determining the amount of variable consideration to be paid have occurred and are not included in the Company’s operating lease liabilities. The Company accounts for the lease and non-lease components as a single lease component for leases for real estate. Operating lease expense is recognized on a straight-line basis over the lease term.
Income from operating subleases where the Company is the sublessor is recognized on a straight-line basis over the lease term, which is presented under “Other Income” in the consolidated statements of operations and comprehensive income (loss).
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
Accounting for stock-based compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Stock options are mainly awarded to employees and members of the Company's board of directors and measured at fair value at each grant date. The Company calculates the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for share options is generally four years. The Company recognizes forfeitures as they occur.
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

Nonemployee stock-based compensation transactions in which the Company receives goods or services as consideration for its own equity instruments are accounted for as stock-based compensation transactions. The Company establishes and measures the fair value of these equity instruments at grant date, and is not remeasured. The fair value of a nonemployee award is estimated using the Black-Scholes option pricing model, which uses various inputs including the fair value of the Company’s common stock at grant date, contractual term, estimated volatility, risk-free interest rate and expected dividend yields of the common stock. The Company recognizes compensation expense over the vesting period subject to certain vesting events and thresholds, for each of the installment for a period of five years. The Company does not apply forfeiture for these awards given the nature of the vesting events and thresholds under the agreements (Notes 15 and 16).

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

Income taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. The Company assessed the positive and negative evidence of the realizability of the deferred tax assets amounts and determined that a valuation allowance was required. Accordingly, the Company provided a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.
ASC Topic 740, Income Taxes ("ASC 740") clarifies the accounting for uncertainties in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of ASC 740, the Company reviews all of its tax positions and makes a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.
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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023.
Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, requiring disclosure of significant expenses for each reportable segment and amount regularly provided to the CODM and included in the reported measure(s) of the segment profit or loss. This ASU also clarifies that single reportable segment entities are subject to the required disclosures in its entirety under ASC Topic 280. The ASU does not change the identification and determination of its operating segments, aggregation of operating segment or application of quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023. Amendments in the ASU apply retrospectively to all period presented in the financial statements unless impracticable to do so. The Company adopted this new disclosure guidance in 2024 and applied the amendments retrospectively to all prior periods presented (Note 23).

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvement to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this new disclosure guidance in 2025 and applied and amendments retrospectively to all prior periods presented (Note 17).

Recently Issued Accounting Pronouncements Pending Adoption

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

5. Investments
Unrealized gains and losses

The following tables present cost or amortized cost and fair values of investments in fixed maturities at December 31, 2025 and 2024, respectively ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2025
Corporate debt securities	$499.2	$2.0	$—	$501.2
U.S. Government obligations	139.5	0.6	—	140.1
Asset-backed securities	45.3	0.2	—	45.5
Non-U.S. government obligations	22.0	—	—	22.0
Total	$706.0	$2.8	$—	$708.8

December 31, 2024
Corporate debt securities	$470.6	$1.3	$(1.1)	$470.8
U.S. Government obligations	107.6	0.3	(0.2)	107.7
Asset-backed securities	22.9	—	—	22.9
Non-U.S. government obligations	6.0	—	—	6.0
Total	$607.1	$1.6	$(1.3)	$607.4
Gross unrealized losses for investments in fixed maturities was less than $0.1 million and $1.3 million as of December 31, 2025 and 2024, respectively. Gross unrealized gains and losses were recorded as a component of accumulated other comprehensive income.
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of December 31, 2025 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Cost or Amortized Cost	Fair Value
Due in one year or less	$198.0	$198.6
Due after one year through five years	505.1	507.2
Due after five years through ten years	2.9	3.0
Due after ten years	—	—
Total	$706.0	$708.8

Aging of gross unrealized losses
The following tables present the gross unrealized losses and related fair values for the Company's investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2025 and 2024 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Corporate debt securities	$45.9	$—	$4.9	$—	$50.8	$—
U.S. Government obligations	0.4	—	—	—	0.4	—
Asset-backed securities	—	—	—	—	—	—
Non-U.S. government obligations	7.2	—	—	—	7.2	—
Total	$53.5	$—	$4.9	$—	$58.4	$—

December 31, 2024
Corporate debt securities	$149.4	$(0.6)	$53.0	$(0.5)	$202.4	$(1.1)
U.S. Government obligations	27.6	(0.2)	—	—	27.6	(0.2)
Asset-backed securities	5.8	—	—	—	5.8	—
Non-U.S. government obligations	—	—	—	—	—	—
Total	$182.8	$(0.8)	$53.0	$(0.5)	$235.8	$(1.3)
As of December 31, 2025, 54 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was less than $0.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. The Company determined that unrealized losses on investment in fixed maturities were primarily due to the interest rate environment, and not credit risk related to the issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that that the Company will be required to sell these investments in fixed maturities before the recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the years ended December 31, 2025 and 2024.
Net investment income
An analysis of net investment income follows ($ in millions):

	December 31,
	2025	2024	2023
Interest on cash and cash equivalents	$8.2	$8.3	$4.2
Fixed maturities	29.1	24.4	17.0
Short-term investments	0.9	1.6	3.8
Total	38.2	34.3	25.0
Investment expense	0.4	0.3	0.3
Net investment income	$37.8	$34.0	$24.7
Investment gains and losses
The Company had pre-tax net realized capital gains of $0.4 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, and pre-tax net realized capital loss of $0.6 million for the year ended December 31, 2023.

Special deposits
Bonds with a total carrying value of $12.5 million and $12.2 million at December 31, 2025 and 2024, respectively, which are included in fixed maturities available-for-sale in the consolidated balance sheets, were deposited with various state insurance departments, as required, to comply with state insurance laws. The carrying value of bonds deposited with each respective state is as follows ($ in millions):

	December 31,
U.S. State	2025	2024
Delaware	$2.8	$2.8
New York	2.6	2.6
Washington	1.2	1.2
Colorado	1.1	1.1
Virginia	0.8	0.9
New Mexico	0.7	0.7
Ohio	0.7	0.4
New Jersey	0.6	0.6
North Carolina	0.6	0.6
Nevada	0.4	0.4
Arkansas	0.3	0.3
Florida	0.2	0.2
Massachusetts	0.2	0.2
Kansas	0.1	0.1
Kentucky	0.1	0.1
Georgia	0.1	—
Total	$12.5	$12.2

Restricted investments

Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $81.5 million and $81.3 million as of December 31, 2025 and 2024, respectively.

6. Fair Value Measurements
The following tables present the Company's fair value hierarchy for financial assets and liabilities measured as of December 31, 2025 and 2024 ($ in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$501.2	$—	$501.2
U.S. Government obligations	—	140.1	—	140.1
Asset-backed securities	—	45.5	—	45.5
Non U.S. government obligations	—	22.0	—	22.0
Fixed maturities	—	708.8	—	708.8
Short term investments	—	14.1	—	14.1
Total	$—	$722.9	$—	$722.9

Financial Liabilities:
Warrant liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability classified as Level 1 amounted to less than $0.1 million as of December 31, 2025.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$470.8	$—	470.8
U.S. Government obligations	—	107.7	—	107.7
Asset-backed securities	—	22.9	—	22.9
Non U.S. government obligations	—	6.0	—	6.0
Fixed maturities	—	607.4	—	607.4
Short term investments	—	27.5	—	27.5
Total	$—	$634.9	$—	$634.9

Financial Liabilities:
Warrant liability (1)	$—	$—	$—	$—
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
There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2025 and 2024.

7. Reinsurance
In the ordinary course of business, the Company cedes losses and LAE to other reinsurance companies. These arrangements reduce the net loss potentially arising from large or catastrophic risks and to manage regulatory capital requirements. Certain of these arrangements consist of excess of loss and catastrophe contracts, which protect against losses exceeding stipulated amounts. The ceding of risk through reinsurance does not relieve the Company from its obligations to policyholders and the Company remains primarily liable with respect to ceded losses and LAE in the event that any reinsurer does not meet obligations assumed under the reinsurance agreements. The Company does not have any significant unsecured aggregate recoverable for losses, paid and unpaid including IBNR, loss adjustment expenses, and unearned premium with any individual reinsurer.

The Company maintains proportional reinsurance contracts which cover all of the Company's products and geographies, and transferred, or “cedes,” a specified percentage of the premium to reinsurers. The Company also opted to manage the remaining percentage of the business with alternative forms of reinsurance through non-proportional reinsurance contracts.

Whole Account Quota Share Reinsurance Contracts

The Company agreed to the terms of a reinsurance program effective July 1, 2024 through June 30, 2025 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, LIC, MIC and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE (“Hannover”), MAPFRE Re Compania De Reaseguros S.A. (“MAPFRE”), and Swiss Reinsurance America Corporation (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," approximately 55% to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers, and is settled primarily on a funds-withheld basis. The Reinsurance Program with Hannover and MAPFRE was renewed effective July 1, 2025 and will expire on June 30, 2026, with a reduced effective cession rate of approximately 20% and with other terms similar to the contracts that expired on June 30, 2025.

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

LIC entered into an Automatic Facultative Property Per Risk Excess of Loss Reinsurance Contract with Arch Reinsurance (the “Automatic Facultative PPR Contract”), which was effective July 1, 2023 and expired on June 30, 2024. The Automatic Facultative PPR Contract, in which claims in excess of $3,000,000 were 100% ceded with a potential recovery of at least $10,000,000, subject to certain limitations, expired on June 30, 2024, and was not renewed.

Captives

The Company entered into an Excess of Loss ("XOL") Reinsurance Contract through a captive in Bermuda in which the Company has variable interest. This XOL reinsurance contract primarily to covers catastrophe risk on property and auto business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract effective July 1, 2024 expired on June 30, 2025, and was renewed at similar terms effective July 1, 2025 and will expire on June 30, 2026.

The Company is also exposed to some risks on property, auto and pet insurance underwritten by LIC and MIC ceded through the Quota Share ("QS") Reinsurance Contract which is retained in an offshore captive subsidiary, Lemonade Re SPC. The MIC QS reinsurance contract which became effective July 1, 2023 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2025 on the same terms except for the increase in cession rate to 35% and ceding commission. The new MIC QS reinsurance contract shall remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract was effective on July 1, 2025 and will expire on June 30, 2026.

Through the offshore captives, the Company is exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from policies underwritten by LIC and MIC.

Reinsurance recoverable

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable. Such balance as of December 31, 2025 and 2024 are presented in the table below ($ in millions).

	December 31,
	2025	2024
Reinsurance recoverable on paid losses	$19.6	$20.9
Ceded unpaid loss and LAE	133.8	149.5
Total reinsurance recoverable	$153.4	$170.4

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company has the following unsecured reinsurance recoverable balances from reinsurers at December 31, 2025 and 2024 with a majority of the reinsurers having A.M. Best rating of A (Excellent) or better ($ in millions):

AM Best Rating		December 31,
	Reinsurer	2025	2024
A+	Hannover Rueck SE	$48.9	$104.0
A	MAPFRE Re, Compania De Reaseguros S.A.	29.3	34.0
A+	Swiss Reinsurance America Corporation	13.2	26.3
A+	Aviva Insurance Limited	8.9	2.7
NR	Lloyd's Underwriter Syndicate no. 2791 MAP	1.2	2.1
A++	Tokio Marine & Nichido Fire Insurance Company Limited	1.2	1.9
NR	Lloyd's Underwriter Syndicate no. 1084 CSL	0.7	1.1
A++	The Travellers Indemnity Company	0.1	0.4
A+	Odyssey Reinsurance Company	0.1	0.2
A+	Lloyd's Underwriter Syndicate No. 2001 AML	0.1	0.2
		$103.7	$172.9
	Other reinsurers	0.2	0.4
		$103.9	$173.3

Premium written, earned and losses and LAE incurred
The impact of reinsurance treaties on the Company's consolidated statements of operations and comprehensive income (loss) is as follows ($ in millions):

	December 31,
	2025	2024	2023
Premium written:
Direct	$1,142.0	$916.4	$730.9
Assumed	29.3	12.6	7.5
Ceded	(407.8)	(513.9)	(389.1)
Net premium written	$763.5	$415.1	$349.3

Premium earned:
Direct	$1,026.8	$815.9	$667.2
Assumed	24.0	11.4	5.1
Ceded	(514.5)	(456.7)	(357.1)
Net premium earned	$536.3	$370.6	$315.2

Loss and LAE incurred:
Direct	$650.2	$593.3	$563.4
Assumed	21.8	11.7	6.0
Ceded	(325.0)	(328.0)	(289.0)
Net loss and LAE incurred	$347.0	$277.0	$280.4
8. Deferred Acquisition Costs
Deferred acquisition costs consist primarily of commissions and premium taxes incurred that are directly related to the successful acquisition of insurance policies written on a direct basis. The amortization of deferred acquisition costs is included in “Other insurance expense” in the consolidated statements of operations and comprehensive income (loss). The following table presents the policy acquisition costs deferred and amortized ($ in millions):

	December 31,
	2025	2024
Deferred Acquisition Costs:
Balance, January 1	$12.2	$8.8
Add:
Premium taxes	23.1	21.2
Direct commissions	8.9	12.7
Less:
Amortization of net deferred acquisition costs	(32.1)	(30.5)
Balance, December 31	$12.1	$12.2

Other Insurance Expense:
Amortization of net deferred acquisition costs	$32.1	$30.5
Period costs	61.6	46.3
Total other insurance expense	$93.7	$76.8

9. Property and Equipment, net
Property and equipment, net consists of the following ($ in millions):

	December 31,
	2025	2024
Computer equipment and software	$47.3	$37.8
Leasehold improvements	13.1	13.1
Furniture and equipment	3.5	3.6
	63.9	54.5
Accumulated depreciation	(48.1)	(38.4)
Property and equipment, net	$15.8	$16.1
Depreciation expense was $9.7 million, $10.7 million and $10.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and included in “General and administrative expense” in the consolidated statements of operations and comprehensive income (loss).
The Company capitalized costs related to the development of internal-use software of $42.4 million and $33.0 million for the years ended December 31, 2025 and 2024, respectively. Capitalized amounts are included as a component of “Property and equipment” under “Computer equipment and software”.
10. Intangible Assets
Identifiable intangible assets consist of the following ($ in millions):

		December 31, 2025			December 31, 2024
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Insurance licenses	Indefinite	$7.5	$—	$7.5	$7.5	$—	$7.5
Trademark	Indefinite	0.6	—	0.6	0.6	—	0.6
Technology	3	28.0	28.0	—	28.0	22.5	5.5
VOBA	0.5	1.7	1.7	—	1.7	1.7	—
		$37.8	$29.7	$8.1	$37.8	$24.2	$13.6
Intangible assets noted in the above table were acquired as part of the Metromile acquisition except for trademark associated with the Company’s name which was acquired in 2019. The Company intends to maintain the trademark and renewals will take place as needed.

Amortization expense amounted to $5.5 million and $9.3 million for the year ended December 31, 2025 and 2024, respectively, and is included in “General and administrative expense” in the consolidated statements of operations and comprehensive income (loss).

11. Other Assets
Other assets consists of the following ($ in millions):

	December 31,
	2025	2024
Right-of-use assets (Note 21)	$19.8	$15.2
Prepaid expenses	7.8	8.9
Investment income due and accrued	6.5	6.7
Receivable from carriers	6.1	3.8
Commission and service fee receivable	6.1	3.8
Security deposits	1.0	1.1
Other	0.1	2.9
Total other assets	$47.4	42.4
12. Unpaid Loss and Loss Adjustment Expense
The following table presents the activities in the liability for unpaid loss and loss adjustment expense (“LAE”) as of December 31, 2025, 2024 and 2023 ($ in millions):

	December 31,
	2025	2024	2023
Unpaid loss and LAE as of January 1	$298.1	$262.3	$256.2
Less: Reinsurance recoverable(1)	149.5	120.2	124.6
Net unpaid loss and LAE as of January 1	148.6	142.1	131.6
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	377.4	287.0	286.2
Prior years	(30.4)	(10.0)	(5.8)
Total incurred	347.0	277.0	280.4
Deduct: Paid losses and LAE, net of reinsurance, related to:
Current year	252.2	195.4	189.4
Prior years	74.1	74.9	80.5
Total paid	326.3	270.3	269.9
Unpaid loss and LAE, net of reinsurance recoverable, as of December 31	169.3	148.6	142.1
Reinsurance recoverable as of December 31(1)	133.8	149.5	120.2
Unpaid loss and LAE, gross of reinsurance recoverable, as of December 31	$303.1	$298.1	$262.3
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with reinsurance agreements, which is not expected to result in any changes to the ultimate liability. The Company had favorable development on net loss and LAE reserves of $30.4 million, $10.0 million and $5.8 million as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively. No additional premium or returned premium have been accrued as a result of prior year effects.

For the year ended December 31, 2025, current accident year incurred loss and LAE included $19.6 million related to the January 2025 California Wildfires, excluding the impact of the aggregate catastrophe cap limits, and represents the Company’s best estimates based upon available information, including but not limited to industry data, reported claims, reinsurance recoveries and subrogation.
In March 2025, the Company entered into the Participation of Recovery Rights Agreements to sell its subrogation rights related to the January 2025 California wildfires resulting in a reduction of $4.2 million in net unpaid losses.

For the year ended December 31, 2024, current accident year incurred loss and LAE included net incurred loss and LAE of $3.5 million from Hurricane Helene and $4.0 million from Hurricane Beryl. The net incurred loss and LAE from Hurricane Helene and Hurricane Beryl as of December 31, 2024 represents the Company’s best estimates based upon available information.

For the year ended December 31, 2023, current accident year incurred loss and LAE included net incurred loss and LAE of $10.4 million from winter storm Elliott and $4.2 million from the hail storm that impacted customers in Texas. The net incurred loss and LAE from winter storm Elliott and from the hail storm that impacted customers in Texas represents the Company’s best estimates based upon available information.

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

The following information is about incurred and paid loss development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities included within the net incurred loss amounts. The Company separates home and renters claim experience from its pet and car claim experience when analyzing incurred and paid loss and allocated loss adjustment expenses, as there are distinct differences in the development and claim count emergence patterns. The information about incurred and paid claims development for the years ended prior to December 31, 2025 is presented as unaudited supplementary information.

Home and Renters Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

											December 31, 2025
												Cumulative Number of Reported Claims
Accident Year	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR (2)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016 (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	8
2017	—	1.7	1.7	1.7	1.7	1.7	1.7	1.7	1.6	1.7	—	1,759
2018	—	—	15.0	13.5	13.4	13.4	13.4	13.4	13.4	13.4	—	10,534
2019	—	—	—	46.0	46.1	46.3	46.3	46.1	46.2	46.2	—	19,512
2020	—	—	—	—	53.0	51.5	51.5	52.4	52.4	52.6	—	30,372
2021	—	—	—	—	—	59.4	55.9	58.4	58.6	58.6	0.2	53,560
2022	—	—	—	—	—	—	96.5	92.6	93.8	94.0	1.4	56,105
2023	—	—	—	—	—	—	—	143.2	136.5	133.6	3.0	60,868
2024	—	—	—	—	—	—	—	—	154.7	138.9	9.0	68,389
2025	—	—	—	—	—	—	—	—	—	179.3	51.0	68,526
Total incurred losses and ALAE, net										$718.3	$64.6	369,633

(1)        Amounts in accident year 2016 for the years ended December 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2024 and 2025 were less than $0.1 million, respectively.
(2)    IBNR, net of reinsurance as of December 31, 2025 for accident years 2016, 2017, 2018, 2019, and 2020 was less than $0.1 million.

Home and Renters Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

Accident Year	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016 (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	1.6	1.7	1.7	1.7	1.7	1.7	1.7	1.7	1.8
2018	—	—	13.2	13.3	13.4	13.4	13.4	13.4	13.4	13.4
2019	—	—	—	36.4	46.1	46.3	46.3	46.2	46.2	46.2
2020	—	—	—	—	43.1	50.2	51.3	52.0	52.1	52.5
2021	—	—	—	—	—	37.8	53.4	56.7	57.8	58.2
2022	—	—	—	—	—	—	52.7	85.5	90.7	92.7
2023	—	—	—	—	—	—	—	88.9	122.3	128.3
2024	—	—	—	—	—	—	—	—	89.1	123.6
2025	—	—	—	—	—	—	—	—	—	96.2
Total paid losses and ALAE, net										$612.9
Total unpaid loss and ALAE reserves, net										$105.4
Ceded unpaid loss and ALAE										88.1
Gross unpaid loss and ALAE										$193.5

(1)    Cumulative paid loss and ALAE, net of reinsurance related to accident year 2016 was less than $0.1 million during the years ended December 31, 2016, 2017, 2018, 2019, 2020, 2021 , 2022, 2023, 2024, and 2025, respectively.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Home and renters	74%	18%	8%

Pet Incurred loss and allocated loss adjustment expense, net of reinsurance
The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

							December 31, 2025
								Cumulative Number of Reported Claims
	December 31,
Accident Year	2020	2021	2022	2023	2024	2025	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2020	$0.7	$0.6	$1.0	$0.6	$0.7	$0.7	$—	20,922
2021	—	10.0	9.7	9.5	9.5	9.5	—	197,014
2022	—	—	27.4	25.3	25.2	25.1	—	375,674
2023	—	—	—	51.9	48.9	49.0	—	510,111
2024	—	—	—	—	72.3	71.8	—	697,403
2025	—	—	—	—	—	129.7	6.2	963,770
Total incurred losses and ALAE, net						$285.8	$6.2	2,764,894

Pet Cumulative paid loss and ALAE, net of reinsurance
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
Accident Year	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2020	$0.4	$0.6	$0.7	$0.7	$0.7	$0.7
2021	—	7.6	9.4	9.5	9.5	9.5
2022	—	—	21.8	25.1	25.1	25.1
2023	—	—	—	45.8	48.9	49.0
2024	—	—	—	—	67.6	71.8
2025	—	—	—	—	—	118.9
Total paid losses and ALAE, net						$275.0
Total unpaid loss and ALAE reserves, net						$10.8
Ceded unpaid loss and ALAE						6.6
Gross unpaid loss and ALAE						$17.4

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Pet	98%	2%	—%
Car Incurred loss and allocated loss adjustment expense ("ALAE"), net of reinsurance (1)

The following table presents incurred loss and ALAE, net of reinsurance, as well as IBNR loss reserves, net of reinsurance, and the number of reported claims ($ in millions, except for number of claims):

											December 31, 2025
												Cumulative Number of Reported Claims
Accident Year	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016 (1)	$1.6	$2.0	$1.7	$1.7	$1.7	$1.8	$2.0	$3.4	$3.3	$3.3	$—	1,628
2017	—	28.6	30.0	30.2	31.4	32.3	32.5	38.0	38.1	38.3	—	29,056
2018	—	—	31.4	29.7	31.9	31.8	33.9	38.6	42.1	41.8	—	44,104
2019	—	—	—	24.2	24.9	23.2	24.6	33.2	31.6	31.3	0.2	51,136
2020	—	—	—	—	10.8	12.0	11.8	16.7	15.4	14.8	0.3	37,326
2021	—	—	—	—	—	75.3	75.3	86.8	84.7	82.9	0.8	43,119
2022	—	—	—	—	—	—	83.1	92.0	92.3	89.5	3.1	46,802
2023 (2)	—	—	—	—	—	—	—	79.1	81.1	65.5	3.4	39,211
2024 (2)	—	—	—	—	—	—	—	—	51.2	60.5	8.6	28,193
2025 (2)	—	—	—	—	—	—	—	—	—	63.1	24.1	25,923
Total incurred losses and ALAE, net										$491.0	$40.5	346,498
(1) Table above retrospectively includes Metromile's historical incurred accident year claim information for periods presented.
(2) Includes Lemonade Re SPC incurred accident year claim information.

Car Cumulative paid loss and ALAE, net of reinsurance (1)
The following table presents cumulative paid loss and ALAE, net of reinsurance ($ in millions):

	December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$0.2	$1.2	$1.5	$1.6	$1.6	$1.7	$1.9	$2.2	$3.3	$3.3
2017	—	17.3	24.3	28.1	30.1	30.8	31.7	24.6	38.3	38.3
2018	—	—	16.8	24.4	28.2	27.6	30.2	25.1	41.7	41.8
2019	—	—	—	13.5	18.7	14.5	18.8	22.3	30.7	31.0
2020	—	—	—	—	5.2	(0.9)	5.6	15.0	14.0	14.4
2021	—	—	—	—	—	38.4	58.9	77.1	80.2	81.5
2022	—	—	—	—	—	—	45.4	74.0	81.4	85.7
2023 (3)	—	—	—	—	—	—	—	43.2	58.4	60.3
2024 (3)	—	—	—	—	—	—	—	—	31.8	49.9
2025 (3)	—	—	—	—	—	—	—	—	—	31.7
Total paid losses and ALAE, net										$437.9
Total unpaid loss and ALAE reserves, net (2)										$53.1
Ceded unpaid loss and ALAE										$39.1
Gross unpaid loss and ALAE										$92.2
(1) Table above retrospectively includes Metromile's historical paid accident year claim information for periods presented.
(2) Includes the fair value adjustment on insurance contract intangible liability of $0.2 million.
(3) Includes Lemonade Re SPC paid accident year claim information.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information)

	Year 1	Year 2	Year 3
Car	54%	25%	21%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows ($ in millions):

December 31, 2025
Unpaid Loss and ALAE, net
Home and renters	$105.4
Pet	10.8
Car	53.1
169.3
Reinsurance recoverable on Unpaid Loss and ALAE, net
Home and renters	88.1
Pet	6.6
Car	39.1
133.8
Unallocated LAE	—
Gross Unpaid Loss and Loss Adjustment Expenses	$303.1

13.    Borrowings under Financing Agreement

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

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement with GC to provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. This was further amended and restated in April 2024 and June 2024 to clarify certain provisions with no changes to material terms and conditions of the Agreement. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for sales and marketing growth efforts from January 1, 2026 to December 31, 2026 (collectively, the “Amended and Restated Agreement”). The Amended and Restated Agreement as of February 2025 contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms. This was further amended and restated in December 2025 to clarify certain provisions with no changes to material terms. Under all of these agreements, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of up to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay each Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

The Company had $158.1 million and $83.4 million of outstanding borrowings under the financing agreement as of December 31, 2025 and 2024, respectively. The Company incurred interest expense of $17.3 million, $6.2 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and included in “General and administrative expense” in the consolidated statements of operations and comprehensive income (loss).
14. Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses consists of the following ($ in millions):

	December 31,
	2025	2024
Accrued advertising costs	$26.2	$13.4
Lease liabilities (Note 21)	24.0	23.8
Employee compensation	14.7	13.2
Uncertain tax position	12.9	9.7
Payable to carriers	11.0	6.2
Premium taxes payable	8.9	8.1
Accrued professional fees	5.2	5.1
Advance premium	3.8	3.1
Reinsurance payable	2.5	2.8
Interest payable	2.3	1.3
Ceding commission payable	0.8	3.9
Income tax payable	0.6	1.5
Other payables	8.9	13.6
Total	$121.8	$105.7

15. Stockholders' Equity
Common stock

The Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock with par value of $0.00001 per share, and 10,000,000 shares of undesignated preferred stock, with par value of $0.00001 per share. The voting, dividend and liquidation rights of the holders of the Company's common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 75,907,215 and 72,720,866 total issued an outstanding shares as of December 31, 2025 and 2024.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 19), of which 400,000 shares were owned as of both December 31, 2025 and 2024.

Undesignated Preferred Stock
The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value of $0.00001 per share. As of December 31, 2025 and 2024, there were no shares of undesignated preferred stock issued or outstanding.

Warrants
The Company in 2022 entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder” or “Chewy”) in connection with the execution of an agency agreement on the same date between the Company, LIA, LIC and the Warrantholder. In connection with the Agreements, the Company is authorized to issue to the Warrantholder 3,352,025 shares of the Company’s common stock underlying the warrant with an exercise price of $0.01 per share, which will vest in installments, in increasing amounts over a period of five years. The Warrant Agreement allows the Company to cancel unvested warrant shares which are subject to certain vesting events and thresholds. On April 4, 2025, the Company terminated the Agreements with Chewy and canceled the remaining 3,170,834 unvested warrant shares.
The agency agreement remains in effect between the Company, LIA, LIC and Chewy.
16. Stock-based Compensation
Share option plans

2020 Incentive Compensation Plan
On July 2, 2020, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Incentive Compensation Plan (the “2020 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering (“IPO”) in 2020. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards.

The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. As of December 31, 2025, there were 8,333,678 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan

On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. There were no shares issued under the 2020 ESPP as of December 31, 2025.

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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of December 31, 2025, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants were made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Assumed Share Option Plans
As part of the acquisition of Metromile in 2022, the Company assumed the Metromile 2011 Incentive Stock Plan (“2011 Plan”) and Metromile 2021 Incentive Stock Plan (“2021 Plan”) (collectively referred to as “Assumed Plans”). The Company assumed equity awards of 404,207 which were granted from the respective Assumed Plans and will be settled in the Company’s common stock. The remaining unallocated shares reserved under both the 2011 and 2021 Plans were cancelled and no new awards will be granted under these Assumed Plans.

Share-pool increase in 2020 Incentive Compensation Plan and 2020 Employee Stock Purchase Plan

On January 1, 2026, the 2020 Plan share pool was increased by 3,650,000 shares, equal to the maximum increase allowed under the 2020 Plan. There was no increase in the 2020 ESPP share pool as of January 1, 2026.

Options granted to employees and non-employees
The fair value of each option granted during the years ended December 31, 2025 and 2024 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

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
The following tables summarize activity of stock options and restricted stock units (“RSU’s”):
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2024	9,376,193	$36.03	6.81	$106.8
Granted	608,928	$58.31
Exercised	(1,346,225)	$23.73
Canceled/forfeited	(1,385,045)	$85.55
Outstanding as of December 31, 2025	7,253,851	$30.76	6.39	$302.9
Options exercisable as of December 31, 2025	5,295,891	$30.71	5.74	$224.0
Options unvested as of December 31, 2025	1,957,960	$30.91	8.15	$78.9

Restricted Stock Units

	Number of shares	Grant Date Fair Value
Outstanding as of December 31, 2024	4,278,383	$20.00
Granted	1,189,864	$49.90
Vested	(1,840,124)	$21.62
Canceled/forfeited	(432,051)	$21.59
Outstanding as of December 31, 2025	3,196,072	$29.98
Stock-based compensation expense
Stock-based compensation expense from stock options and RSUs, including equity awards from the Assumed Plans as discussed above and warrants (Note 15), were included and presented in the consolidated statements of operations and comprehensive income (loss) as follows ($ in millions):

	December 31,
	2025	2024	2023
Loss and loss adjustment expense, net	$2.3	$2.1	$2.8
Other insurance expense	2.9	2.5	2.2
Sales and marketing (1)	(1.5)	10.6	6.4
Technology development	29.1	26.2	25.7
General and administrative	28.5	23.1	22.8
Total stock-based compensation expense	$61.3	$64.5	$59.9
(1)    Includes the impact of the canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy in the amount of $5.2 million for the year ended December 31, 2025, and compensation expense related to warrant shares of $6.5 million and $2.5 million for the years ended December 31, 2024 and 2023.

Stock-based compensation expense classified by award type as included in the consolidated statements of operations and comprehensive income (loss) is as follows ($ in millions):

	December 31,
	2025	2024	2023
Stock options	$25.2	$29.8	$37.6
RSUs	41.3	28.2	19.8
Warrant shares	(5.2)	6.5	2.5
Total stock-based compensation expense	$61.3	$64.5	$59.9

The total unrecognized expense for outstanding stock options and RSU’s granted to employees and nonemployee amounted to $35.2 million for stock options and $89.6 million for RSUs as of December 31, 2025, with a remaining weighted average vesting period of 1.1 years for stock options and 1.3 years for RSUs.

Warrants

In connection with the Warrant Agreement as discussed in Note 15, the Company is authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts over a period of five years. Compensation expense is recognized over the vesting period, for each of the installments, in increasing amounts over five years and presented under “Sales and marketing expense” in the consolidated statements of operations and comprehensive income (loss). The Company recognized compensation expense in the amount of $6.5 million and $2.5 million related to these equity-classified warrants for the years ended December 31, 2024 and 2023, respectively. There were 181,191 warrant shares that vested in April 2024 and were exercised in June 2024. As a result of the termination of the Warrant Agreement as discussed in Note 10, the remaining unvested warrant shares of 3,170,834 were canceled. The Company recognized the impact of the canceled unvested warrant shares for contract year 2 in the amount of $5.2 million for the year ended December 31, 2025.
17. Income Taxes
Corporate tax rates
Lemonade, Inc., together with its U.S. subsidiaries, is taxed under the tax laws of the United States and the statutory enacted corporate income tax rate for the years ended December 31, 2025 and 2024 is 21%.

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

The components of the net deferred tax assets are as follows ($ in millions):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$359.9	$331.4
Net unearned premium	18.3	8.6
Deferred ceding commission	6.5	13.3
Stock-based compensation	6.1	5.5
Depreciation and amortization	4.8	3.3
Charitable contribution	2.5	2.3
Lease liabilities	1.6	4.3
Startup costs	0.3	0.4
Total gross deferred tax assets	400.0	369.1
Deferred tax liabilities:
Deferred acquisition costs	(2.5)	(2.5)
Right-of-use assets	(1.1)	(2.5)
Unrealized gain on investments	(0.6)	(0.1)
Total gross deferred tax liabilities	(4.2)	(5.1)
Valuation allowance	(395.8)	(364.0)
Total deferred tax assets, net	$—	$—
Income tax expense
Loss before income tax consists of the following ($ in millions):

	December 31,
	2025	2024	2023
United States	$(122.8)	$(170.3)	$(208.5)
Foreign	(38.1)	(33.6)	(21.3)
Total	$(160.9)	$(203.9)	$(229.8)

Income tax expense consists of the following ($ in millions):

	December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	0.1	—	—
Foreign	4.5	(1.7)	7.1
Total current	4.6	(1.7)	7.1
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$4.6	$(1.7)	$7.1
As of December 31, 2025 and 2024 respectively, $12.9 million and $9.7 million of unrealized tax benefits, if recognized, would decrease the effective tax rate.

The activity in unrecognized tax benefits for the year ended December 31, 2024 is related to establishing additional reserves for its foreign jurisdictions, and offset by a change in estimate resulting from updated benchmarking analyses in the current year.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income (loss). The Company accrued and recognized interest expense related to uncertain tax positions of $0.8 million, $0.5 million and $0.4 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. There are no penalties related to the uncertain tax positions for the years ended December 31, 2025 and 2024.

The Company believes it is reasonably possible that our unrecognized tax benefits could increase or decrease within the next 12 months.

Balance at December 31, 2024	$9.7
Increase on tax positions for prior years	0.3
Increase on tax positions for current year	2.9
Settlements with taxing authorities	—
Reduction due to lapse of the applicable statute of limitations	—
Balance at December 31, 2025	$12.9

The provision for federal and foreign income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows ($ in millions):

	December 31,
	2025		2024		2023
Income tax expense (benefit) at US statutory rate	$(33.8)	21.0%	$(42.8)	21.0%	$(48.3)	21.0%
State taxes, net of federal benefit	0.1	(0.1)%	(0.1)	(0.1)%	(0.4)	0.2%
Foreign tax effects
Stock compensation - Israel	8.7	(5.4)%	8.3	(4.1)%	8.5	(3.7)%
Other foreign effects	0.5	(0.3)%	0.3	(0.1)%	—	—%
Effect of changes in tax laws or rates enacted	—	—%	—	—%	—	—%
Effect of cross-border tax laws	—	—%	—	—%	0.9	(0.4)%
Tax credits	—	—%	—	—%	—	—%
Changes in valuation allowance	29.2	(18.1)%	36.3	(17.8)%	39.7	(17.3)%
Non-taxable or nondeductible items
Stock compensation - US	(5.7)	3.5%	—	—%	—	—%
Other non-taxable or nondeductible items	2.3	(1.4)%	(0.1)	—%	1.4	(0.6)%
Change in uncertain tax position	3.2	(2.0)%	(3.6)	1.8%	5.3	(2.3)%
Other	0.1	(0.1)%	—	—%	—	—%
Total income taxes	$4.6	(2.9)%	$(1.7)	0.8%	$7.1	(3.1)%
Florida accounted for more than fifty percent of the Company's total state income tax expense for the year ended December 31, 2025. There was no state income tax expense for the years ended December 31, 2024 and December 31, 2023. The Company continues to evaluate its filing positions in other jurisdictions and recognized income tax expense based on enacted laws and regulations.

Income Taxes Paid, net of refunds

The Company paid income taxes of $2.5 million, $2.5 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and tax refund amounted to $2.4 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively. The components of income taxes paid, net of refunds received were as follows ($ in millions):

	December 31,
	2025	2024	2023
Foreign - Israel	$0.7	$(2.0)	$(2.9)
Foreign - Netherlands	1.7	2.1	0.2
State	0.1	—	—
Total income taxes	$2.5	$0.1	$(2.7)

Tax reform in the U.S.
The Company elected to apply the "period cost method" to account for Global Intangible Low-Taxed Income (GILTI), and treated it as a current-period expense in its taxable income. Gross inclusion amounted to none for the years ended December 31, 2025 and 2024 and there was $4.1 million for the year ended December 31, 2023.
Net operating loss carryforward
As of December 31, 2025, the Company has federal losses for tax purposes of $321.0 million, which can be offset against future taxable income. Of this federal loss carryforward, $23.7 million in losses will begin to expire in 2036 and $297.3 million in losses can be carried forward indefinitely. As of December 31, 2025, the Company has state and local losses for tax purposes of $38.9 million which will begin to expire in 2030.
The Company's income tax returns for 2022 through 2024 remain subject to examination by the U.S. tax authorities.

Inflation Reduction Act

The Inflation Reduction Act which was enacted on August 16, 2022, created a new corporate alternative minimum tax (CAMT) which became effective for calendar year January 1, 2023. Based upon projected adjusted financial statement income for 2025 and 2024, the reporting entity (or the controlled group of corporations of which the reporting entity is a member) has determined that average "adjusted financial statement income" is below the thresholds for the 2025 and 2024 tax years, such that it does not expect to be required to perform the CAMT calculations, nor be liable for any CAMT.

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

One Big Beautiful Bill Act

On July 4, 2025, a new U.S. tax legislation was signed into law known as the One Big Beautiful Bill Act of 2025 ("OBBBA") which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company's results of operations.
18. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders (in millions)	$(165.5)	$(202.2)	$(236.9)
Denominator:
Weighted average common shares outstanding — basic and diluted	73,943,632	71,023,115	69,658,912
Net loss per share attributable to common stockholders — basic and diluted	$(2.24)	$(2.85)	$(3.40)
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

	December 31,
	2025	2024	2023
Options to purchase common stock	7,253,851	9,376,193	9,595,257
Unvested restricted stock	3,196,072	4,278,383	3,568,735
Warrants for common stock (1)	412,969	412,969	412,969
	10,862,892	14,067,545	13,576,961
(1) Each outstanding warrant of Metromile assumed by the Company are converted automatically into warrants denominated in the Company’s common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263. These warrants expired on February 9, 2026.
19. Related Party Transactions

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 15), of which 400,000 shares were owned by the Lemonade Foundation as of December 31, 2025 and 2024. There was no outstanding amount due from the Lemonade Foundation as of December 31, 2025 and there was less than $0.1 million of outstanding amount due from the Lemonade Foundation as of December 31, 2024.
20. Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated.

The Company finalized settlements with the state of New York in connection with a previously disclosed data security matter related to Metromile’s online insurance application process. A liability was recorded in the third quarter of 2023 in accordance with ASC 450, and the settlements were completed in September 2025.
The Company has a potential liability exposure related to its car insurance quote flow that likely led to the exposure of certain data received by a third party data provider. In accordance with ASC 450, the Company has determined that a liability is probable for this matter, however, the amount of liability cannot currently be estimated. The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.
Charges and guarantees
The Company provided guarantees in an aggregate amount of $2.7 million for each of the years as of December 31, 2025, 2024 and 2023, with respect to certain office leases.

Assessments

The Company is a member of the California FAIR Plan ("FAIR Plan") which is an insurance pool that provides coverage to California homeowners who are unable to obtain insurance in the voluntary market. To the extent the FAIR Plan is unable to pay losses during a catastrophe event, it may seek regulatory approval to assess member companies based on their relevant market share. Members are also allowed to request prior approval for temporary supplemental fees to recoup up to 50% of the assessed amount. The Company in February 2025 received an assessment charge of $6.9 million from the FAIR Plan related to the January 2025 California Wildfires which was paid and expensed in the first quarter of 2025. This expense is presented under “Other Insurance Expense” in the condensed consolidated statements of operations and comprehensive income (loss). During the third quarter of 2025, the Company received regulatory approval for recoupment of up to 50% of the assessment over a period of 2 years and will be implemented in 2026.
21. Leases
The Company and its subsidiaries lease office space under various operating lease agreements with the following lease expiration dates as summarized below:

Location	Lease expiration dates
New York City, New York (headquarters)	February 2029
San Francisco, California	November 2026
Amsterdam, Netherlands	April 2032
Tel Aviv, Israel	December 2030

Operating Leases

Lease Extensions

In 2024 and 2025, the Company extended its office space lease for certain locations. The lease extensions were accounted for as lease modifications, and the lease classification continued to be classified as operating leases. These office lease extensions included a renewal option provision to further extend each of the lease term, in which the Company is not reasonably certain to exercise. The related RoU assets and lease liabilities were remeasured as a result of the lease modification which resulted in an increase in RoU asset as presented in “Other Assets” and lease liability as presented in “Other Liabilities and Accrued Expenses” in the consolidated balance sheets. The following are the details of the office lease extensions and impact of the lease modification ($ amount in millions):

			Impact of Lease Modification
Location	Lease Extension Effective Date	Lease Expiration Date	RoU Asset	Lease Liability
New York (1)	November 2024	February 2029	$4.5	$4.3
Amsterdam	November 2025	April 2032	$3.3	$3.4
Tel Aviv	December 2025	December 2030	$12.0	$12.1
(1) lease extension for two floors through February 2029 and lease for the remaining floors expired on November 2025.

Early Lease Termination

The Company opted to early terminate its office space in San Francisco, California and will continue to lease the office space through November 2026 ("early termination effective date"). This office space is currently under a sublease with a third party which is expected to continue through the early termination effective date. Upon modifying the lease agreement for the early termination, the Company recognized a gain of $2.3 million for the year ended December 31, 2025, which is presented under "General and Administrative expense" in the consolidated statements of operations and comprehensive income (loss). RoU assets in the amount of $3.1 million were derecognized due to the modified lease liability.

Other Leases

Office lease agreements for Tempe, Arizona and Scottsdale, Arizona expired in October 2024 and November 2024, respectively, and were not renewed by the Company.

Operating lease cost under ASC 842 for leased facilities is presented below ($ in millions):

	December 31,
	2025	2024
Operating lease cost	$7.0	$7.9
Short term lease expense	0.1	0.1
Variable lease costs	0.9	0.4
	$8.0	$8.4

Operating lease cost is included within continuing operations in the consolidated statements of operations and comprehensive income (loss).

Supplemental cash flow information related to operating leases is as follows ($ in millions):

	December 31,
	2025	2024
Operating cash outflow from operating leases	$8.6	$9.9
Operating cash inflow from operating subleases	$3.5	$2.6
RoU assets obtained in exchange for modification of operating lease liabilities	$15.3	$4.5

Weighted-average remaining lease term and discount rate are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	4.8	3.9
Weighted-average discount rate	6.50%	6.14%

Maturities of operating lease liabilities as of December 31, 2025 is as follows ($ in millions):

2026	$7.2
2027	4.9
2028	5.1
2029	3.8
2030	3.6
thereafter	1.0
Total undiscounted lease payments	$25.6
Present value discount	1.6
Lease liabilities	$24.0
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

The Company recognized sublease income from the above sublease agreements of $2.0 million, $1.9 million and $0.4 million, respectively, for the years ended December 31, 2025, 2024 and 2023, respectively.

San Francisco

The Company subleased its San Francisco office space beginning November 2023 through November 2026, and is classified as an operating lease. The Company recorded an impairment charge related to the sublease of $3.7 million which reduced the carrying value of RoU assets and the related leasehold improvements as of December 31, 2023.

The Company recognized sublease income of $1.1 million, $1.1 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Sublease income is presented under “Commission and other income” in the consolidated statements of operations and comprehensive income (loss).

The impairment charge related to the sublease is presented under “General and administrative expenses” in the consolidated statements of operations and comprehensive income (loss). The Company estimated the fair value of the RoU asset based on the net present value of the sublease rental income during the sublease term.

22. Statutory Financial Information
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices ("SAP") prescribed or permitted by regulatory authorities for statements of the Company's insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at amortized cost under SAP, whereas such securities are carried at fair value under GAAP, and (d) the criteria for recognizing net deferred tax assets and the methodologies used to determine such amounts are different under SAP and GAAP.
Risk-based capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries.
LIC’s statutory capital and surplus amounted to $233.7 million and $195.1 million as of December 31, 2025 and 2024, respectively. LIC’s capital and surplus exceeded its authorized control level RBC of $39.9 million and $33.8 million as of December 31, 2025 and 2024, respectively.

MIC’s statutory capital and surplus amounted to $43.0 million and $25.2 million as of December 31, 2025 and 2024. MIC’s capital and surplus exceeded its authorized control level RBC of $6.9 million and $4.8 million as of December 31, 2025 and 2024, respectively.

Statutory Dividend Restriction

The payment of dividends by LIC is restricted by state insurance regulations. Under New York insurance law, LIC may pay cash dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that LIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory policyholders' surplus as of the end of the most recently reported quarter unless the NYS Department of Financial Services, upon prior application, approves a greater dividend distribution. Adjusted net investment income is defined for this purpose to include net investment income for the thirty-six months immediately preceding the declaration or distribution of the current dividend less any dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. As of December 31, 2025 and 2024, LIC was not eligible to make dividend payments.
The payment of dividends by MIC is restricted by the laws of the State of Delaware. The maximum amount that can be paid without prior notice or approval is the greater of 10% of policyholders’ surplus as of the preceding December 31, or net income not including realized capital gains for the twelve-month period ending the preceding December 31. Because the Company has an unassigned deficit at December 31, 2025 and 2024, MIC’s dividend policy is governed by Section 5005(B) of the Delaware insurance code whereby a domestic insurer may not declare or pay a dividend or other distribution from any source other than earned surplus without the commissioner’s prior approval. MIC paid no dividends to the Company in 2025 and 2024.

23. Segment Information
The Company operates in one report segment providing personal property and casualty insurance products within the United States and Europe, including the UK. Insurance coverage under the homeowners multi-peril, inland marine and general liability and private passenger auto lines of business are offered to individual customers through its direct to consumer distribution channel which follows the same underwriting and claims process. The Company's Chief Operating Decision Makers (“CODM”) is the Chief Executive Officer. The CODM manages the Company’s operations, evaluates the operating performance and decides on allocation of resources based on segment / consolidated net income (loss). Loss and loss adjustment expenses and advertising expenses (growth spend), as included in “Sales and marketing expenses”, in the consolidated statements of operations and comprehensive income (loss), represents the significant expenses which are regularly provided and reviewed by the CODM. The operating results of the personal property and casualty insurance reportable segment is presented in the following table below ($ in millions):

	Years ended December 31,
	2025	2024	2023
Total revenue	$737.9	$526.5	$429.8
less: Loss and loss adjustment expenses, net	347.0	277.0	280.4
Other insurance expense	93.7	76.8	59.2
Sales and marketing	37.1	44.8	46.7
Advertising expenses	187.3	121.5	55.2
Technology development	93.9	85.8	88.8
General and administrative	122.3	98.0	102.2
Interest expense	17.3	6.2	0.4
Depreciation and amortization	15.2	20.0	20.0
Other expenses (1)(2)(3)	(15.0)	0.3	6.7
Income tax (benefit) expense	4.6	(1.7)	7.1
Segment / Consolidated Net loss	$(165.5)	$(202.2)	$(236.9)
(1)    Includes $11.7 million of tax refund under the Employee Retention Credit Program (Note 17), $2.3 million of gain from early lease termination (Note 21) and $1.0 million recovery related to a liability claim exposure (Note 20) for the year ended December 31, 2025.
(2)     Includes asset impairment charge of $0.3 million related to the New York office sublease (Note 21) for the year ended December 31, 2024.
(3)     Includes asset impairment charge of $3.7 million related to the San Francisco office sublease (Note 21) and $3.0 million accrual for a potential liability claim related to Metromile (Note 20) for the year ended December 31, 2023.

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

The Company operates primarily within the U.S. and does not have revenue from transactions with a single policyholder representing 10% or more of its revenues. Gross written premium by location is as follows ($ in millions):

	Years ended December 31,
	2025		2024		2023
Location	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$256.8	21.9%	$225.6	24.3%	$191.6	25.9%
Texas	148.8	12.7%	133.7	14.4%	117.5	15.9%
New York	116.4	9.9%	96.3	10.4%	80.8	10.9%
Washington	60.2	5.1%	38.9	4.2%	25.9	3.5%
Illinois	54.0	4.6%	43.7	4.7%	35.3	4.8%
New Jersey	52.7	4.5%	44.3	4.8%	37.6	5.1%
Colorado	40.9	3.5%	29.2	3.1%	22.0	3.0%
Florida	33.8	2.9%	19.4	2.1%	9.3	1.3%
Pennsylvania	33.0	2.8%	24.9	2.7%	19.7	2.7%
Arizona	29.4	2.5%	22.4	2.4%	18.0	2.4%
All others	299.0	25.6%	230.6	24.7%	171.4	23.2%
United States	$1,125.0	96.0%	$909.0	97.8%	$729.1	98.7%
Europe and UK	46.3	4.0%	20.0	2.2%	9.3	1.3%
Total	$1,171.3	100.0%	$929.0	100.0%	$738.4	100.0%

Schedule V
LEMONADE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
($ in millions)	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	(Deductions)	Balance at end of period
Year Ended December 31, 2025
Valuation allowance for deferred tax assets	$364.0	$31.8	$—	$—	$395.8
Allowance for premium receivables	$2.8	$1.3	$—	$—	$4.1

Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$322.4	$41.6	$—	$—	$364.0
Allowance for premium receivables	$2.5	$0.3	$—	$—	$2.8

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our principal executive officer and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm. See Report of Independent Registered Public Accounting Firm elsewhere in this Annual Report.

Item 9B. Other Information

(a)    None.

(b)    Insider Trading Arrangements and Policies

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Maya Prosor	Adopted	December 12, 2025	x		10,000	May 30, 2026
Chief Business Officer
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Except for the foregoing, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

Executive Officers and Directors

The information concerning our executive officers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, RSUs, Warrants, and Rights (2)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	10,449,923	$30.76	11,529,750
Equity compensation plans not approved by security holders	—	—	—
Total	10,449,923	$30.76	11,529,750
(1)    Consists of Lemonade, Inc.’s 2020 Plan, 2020 ESPP, the 2011 Plan and the 2021 Plan.
(2)    Includes 5,295,891 shares of common stock issuable upon exercise of stock options under the 2020 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan. Includes 72,410 shares of common stock issuable upon exercise of stock options under the 2011 Plan. Includes 331,797 shares of common stock issuable upon exercise of stock options under the 2021 Plan.

(3)    As of December 31, 2025, the weighted average exercise price of outstanding options under the 2020 Plan, the 2011 Plan and 2021 Plan, inclusive of available shares previously reserved for issuance under the 2015 Plan, was $30.76.

(4)    Includes 11,529,750 shares available for future issuance under the 2020 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 3,650,000 shares be available for issuance pursuant to the exercise of incentive stock options. On January 1, 2026, the 2020 Plan was increased by 3,650,000 shares as of December 31, 2025. The number of shares available for issuance under the 2020 ESPP will be annually increased on January 1 of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1,000,000 Shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. On January 1, 2026, the Board took action such that no shares were added to the 2020 ESPP.
The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated Bylaws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
4.2	Amended and Restated Investors' Rights Agreement by and between Lemonade, Inc. and certain security holders of Lemonade, Inc., dated October 14, 2022	10-K	001-39367	4.2	3/3/2023
4.3	Description of Securities
10.1	Form of Indemnification Agreement between Lemonade, Inc. and each of its directors and executive officers	S-1	333-239007	10.2	6/8/2020
10.2#	Lemonade, Inc. 2020 Incentive Award Plan	S-1/A	333-239007	10.9	6/23/2020
10.3#	Form of Option Agreement under the 2020 Incentive Award Plan	S-1	333-252017	10.9	1/11/2021
10.4#	NonEmployee Director Compensation Policy
10.5#	Lemonade, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-239007	10.20	6/23/2020
10.6#	Severance Agreement by and between Tim Bixby and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.11	8/12/2020
10.7#	Amended and Restated Employment Agreement, by and between Daniel Schreiber and Lemonade Ltd., dated July 7, 2020	10-Q	001-39367	10.12	8/12/2020
10.8#	Amended and Restated Employment Agreement by and between Shai Wininger and Lemonade Ltd., dated July 7, 2020	10-Q	001-39367	10.13	8/12/2020
10.9#	Amended and Restated Employment Agreement by and between John Peters and Lemonade, Inc., dated July 7, 2020	10-Q	001-39367	10.14	8/12/2020
10.10#	Offer Letter, by and between Tim Bixby and Lemonade, Inc., dated May 25, 2017	S-1	333-239007	10.6	6/8/2020
10.11#	Amended and Restated 2015 Incentive Share Option Plan.	S-1	333-239007	10.8	6/8/2020
10.12#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (Israel)	S-1	333-252017	10.6	1/11/2021
10.13#	Form of Option Agreement under the Amended and Restated 2015 Incentive Share Option Plan (U.S.)	S-1	333-252017	10.7	1/11/2021
10.14#	Stock Purchase Agreement, by and between Tim Bixby and Lemonade, Inc., dated June 1, 2017	S-1	333-239007	10.10	6/8/2020
10.15#	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated March 8, 2017	S-1	333-239007	10.11	6/8/2020
10.16#	Stock Purchase Agreement, by and between John Peters and Lemonade, Inc., dated October 3, 2016	S-1	333-239007	10.12	6/8/2020
10.17	AWS Customer Agreement, by and between Amazon Web Services, Inc. and Lemonade, Inc.	S-1	333-239007	10.13	6/8/2020
10.18#	Severance Agreement by and between Adina Eckstein and Lemonade, Inc. dated August 5, 2021	10-Q	001-39367	10.1	8/11/2021
10.19	Form of Voting and Support Agreement	10-Q	001-39367	10.2	11/9/2021
10.20#	Form of Restricted Stock Unit Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.2	8/11/2021
10.21#	Form of Option Agreement under the 2020 Incentive Award Plan (Israel)	10-Q	001-39367	10.1	5/12/2021
10.22 †	Omnibus Agreement, dated as of October 14, 2022, by and between Lemonade, Inc. and Chewy Insurance Services, LLC	8-K	001-39367	10.1	10/20/2022
10.23#	Metromile, Inc. 2021 Equity Incentive Plan	S-8	333-266362	99.2	7/28/2022
10.24#	Metromile, Inc. Amended and Restated 2011 Equity Incentive Plan, as amended	S-8	333-266362	99.3	7/28/2022
10.25#	Transition Letter Agreement by and between John Peters and Lemonade, Inc. dated November 1, 2023	10-Q	001-39367	10.1	11/3/2023
10.26 †	Amended and Restated Customer Investment Agreement dated February 3, 2025, between Lemonade, Inc. and GC Customer Value Arranger LLC, as Arranger on behalf of the Investors

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27 †	Property Per Risk Excess of Loss Reinsurance Contract issued to Lemonade Insurance Company and Metromile Insurance Company by Subscribing Reinsurers effective July 1, 2025.
10.28 †
Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, Hannover Ruck SE effective July 1, 2025.

10.29 †
Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, MAPFRE Re Compania De Reaseguros S.A. (Spain) dated effective July 1, 2025.

10.30#	Severance Agreement by and between Maya Prosor and Lemonade, Inc. dated February 12, 2024	10-K	001-39367	10.32	2/28/2024
19.1	Lemonade, Inc. Insider Trading Compliance Policy	10-K	001-39367	19.1	2/26/2025
21.1	List of Subsidiaries of Lemonade, Inc.	10-K	001-39367	21.1	2/26/2025
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39367	97.1	2/28/2024
101.INS*	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ Daniel Schreiber	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 25, 2026
Daniel Schreiber

/s/ Tim Bixby	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Tim Bixby

/s/ Shai Wininger	President and Director	February 25, 2026
Shai Wininger

/s/ Michael Eisenberg	Director	February 25, 2026
Michael Eisenberg

/s/ Dr. Samer Haj-Yehia	Director	February 25, 2026
Dr. Samer Haj-Yehia

/s/ Prashant Ratanchandani	Director	February 25, 2026
Prashant Ratanchandani

/s/ Debra Schwartz	Director	February 25, 2026
Debra Schwartz

/s/ Geoff Seeley	Director	February 25, 2026
Geoff Seeley

/s/ Maria Angelidis-Smith	Director	February 25, 2026
Maria Angelidis-Smith