Form 10-Q
period 2026-03-31
Lemonade, Inc.
filed 2026-04-30
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2026, the registrant had 76,820,789 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation statements regarding the following: our future results of operations and financial position, our ability to achieve profitability and expand our business, our ability to effectively manage the growth of our business, our ability to achieve profitability, our ability to attract, retain and expand our customer base and attain greater value from each customer, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, the effects of seasonal trends on our results of operations, the impact of catastrophe events or natural disasters on our results of operations, our ability to attain greater value from each customer, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts and the adequacy of our loss and loss adjustment reserves and pricing, the impact of the evolving conflict in Israel and the surrounding region, the potential effects of macroeconomic conditions including inflation, changes in trade policy and tariffs on our claims costs and results of operations, our ability to develop and deploy artificial intelligence and technology, maintain relationships with third-party service providers and protect the continuity and security of our technology infrastructure and customer data, our ability to expand into new products and geographic markets, anticipated benefits of and our ability to maintain our financing arrangements, the impact of current and future laws and regulations including tax legislation, the outcome and potential impact of litigation and legal proceedings, the sufficiency of our capital and liquidity, and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

The factors described under the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report on Form 10-K") and in this Quarterly Report.

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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $733.4 million and $706.0 million as of March 31, 2026 and December 31, 2025, respectively)	$731.8	$708.8
Short-term investments (cost: $19.5 million and $14.1 million as of March 31, 2026 and December 31, 2025, respectively)	19.5	14.1
Total investments	751.3	722.9
Cash, cash equivalents and restricted cash	386.5	396.8
Premium receivable, net of allowance for credit losses of $4.5 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively	449.1	402.3
Reinsurance recoverable	145.5	153.4
Prepaid reinsurance premium	123.9	147.9
Deferred acquisition costs	14.2	12.1
Property and equipment, net	16.7	15.8
Intangible assets	8.1	8.1
Goodwill	19.0	19.0
Other assets	43.6	47.4
Total assets	$1,957.9	$1,925.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$308.8	$303.1
Unearned premium	614.2	577.0
Trade payables	2.4	0.5
Funds held for reinsurance treaties	151.6	169.5
Deferred ceding commission	33.3	38.2
Ceded premium payable	21.1	23.9
Borrowings under financing agreement	179.6	158.1
Other liabilities and accrued expenses	128.9	121.8
Total liabilities	1,439.9	1,392.1
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 76,786,720 and 75,907,215 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,017.4	1,991.5
Accumulated deficit	(1,500.1)	(1,464.3)
Accumulated other comprehensive income	0.7	6.4
Total stockholders' equity	518.0	533.6
Total liabilities and stockholders' equity	$1,957.9	$1,925.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Net earned premium	$212.6	$104.3
Ceding commission income	23.6	26.9
Net investment income	9.8	9.5
Commission and other income	12.0	10.5
Total revenue	258.0	151.2

Expense
Loss and loss adjustment expense, net	133.3	85.4
Other insurance expense	24.1	26.1
Sales and marketing	66.1	43.2
Technology development	26.9	22.0
General and administrative	42.2	35.9
Total expense	292.6	212.6
Loss before income taxes	(34.6)	(61.4)
Income tax expense	1.2	1.0
Net loss	$(35.8)	$(62.4)

Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in fixed maturities	(4.4)	1.2
Foreign currency translation adjustment	(1.3)	1.5
Comprehensive loss	$(41.5)	$(59.7)

Per share data:
Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(0.86)

Weighted average common shares outstanding - basic and diluted	76,307,698	72,921,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	75,907,215	$—	$1,991.5	$(1,464.3)	$6.4	$533.6
Exercise of stock options and distribution of restricted stock units	879,505	—	4.7	—	—	4.7
Stock-based compensation	—	—	21.2	—	—	21.2
Net loss	—	—	—	(35.8)	—	(35.8)
Other comprehensive loss	—	—	—	—	(5.7)	(5.7)
Balance as of March 31, 2026	76,786,720	$—	$2,017.4	$(1,500.1)	$0.7	$518.0

Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	$(6.1)	$593.4
Exercise of stock options and distribution of restricted stock units	492,005	—	1.5	—	—	1.5
Stock-based compensation	—	—	10.3	—	—	10.3
Net loss	—	—	—	(62.4)	—	(62.4)
Other comprehensive income	—	—	—	—	2.7	2.7
Balance as of March 31, 2025	73,212,871	$—	$1,910.1	$(1,361.2)	$(3.4)	$545.5
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(35.8)	$(62.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.7	4.5
Stock-based compensation	21.2	10.3
Amortization of premium on bonds	(1.3)	(1.5)
Provision for bad debt	5.9	4.5
Changes in operating assets and liabilities:
Premium receivable	(52.7)	(21.1)
Reinsurance recoverable	7.9	(11.9)
Prepaid reinsurance premium	24.0	(9.9)
Deferred acquisition costs	(2.1)	0.8
Other assets	3.6	2.8
Unpaid loss and loss adjustment expense	5.7	9.2
Unearned premium	37.2	21.2
Trade payables	1.9	(1.1)
Funds held for reinsurance treaties	(17.9)	5.5
Deferred ceding commission	(4.9)	(4.6)
Ceded premium payable	(2.8)	2.4
Other liabilities and accrued expenses	6.8	4.1
Net cash used in operating activities	(0.6)	(47.2)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	5.5	9.4
Proceeds from bonds sold or matured	124.6	30.2
Cost of short-term investments acquired	(10.5)	(2.0)
Cost of bonds acquired	(150.7)	(75.6)
Purchases of property and equipment	(3.5)	(2.3)
Net cash used in investing activities	(34.6)	(40.3)
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	40.4	30.0
Payments on borrowings under financing agreement	(18.9)	(11.5)
Proceeds from stock exercises	4.7	1.5
Net cash provided by financing activities	26.2	20.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	1.5
Net decrease in cash, cash equivalents and restricted cash	(10.3)	(66.0)
Cash, cash equivalents and restricted cash at beginning of period	396.8	385.7
Cash, cash equivalents and restricted cash at end of period	$386.5	$319.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.2	$0.3
Cash paid for interest expense on borrowings under financing agreement	$5.8	$3.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its property and casualty insurance subsidiaries and non-insurance subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's subsidiaries and for more complete descriptions and discussions, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 as included in the Company's Annual Report on Form 10-K (the "Annual Report on Form 10-K").
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
Unaudited interim financial information
The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheets at December 31, 2025 were derived from the audited annual financial statements and do not contain all of the footnote disclosures from the audited annual financial statements of the Company. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 as included in the Company’s Annual Report on Form 10-K.
3.Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates estimates, including those related to contingent assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the reporting period. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, uncertain tax position and valuation allowance on deferred tax assets.

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025 ($ in millions):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$374.3	$385.0
Restricted cash	12.2	11.8
Total cash, cash equivalents and restricted cash	$386.5	$396.8
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

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of March 31, 2026 and December 31, 2025 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2026
Corporate debt securities	$491.8	$0.4	$(1.3)	$490.9
U.S. Government obligations	163.7	0.1	(0.7)	163.1
Asset-backed securities	50.7	0.1	(0.1)	50.7
Non-U.S. government obligations	27.2	—	(0.1)	27.1
Total	$733.4	$0.6	$(2.2)	$731.8

December 31, 2025
Corporate debt securities	$499.2	$2.0	$—	$501.2
U.S. Government obligations	139.5	0.6	—	140.1
Asset-backed securities	45.3	0.2	—	45.5
Non-U.S. government obligations	22.0	—	—	22.0
Total	$706.0	$2.8	$—	$708.8

Gross unrealized losses for investments in fixed maturities was $2.2 million as of March 31, 2026 and less than $0.1 million as of December 31, 2025. Gross unrealized gains and losses on investments in fixed maturities were recorded as a component of accumulated other comprehensive income (loss).
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of March 31, 2026 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Cost or Amortized Cost	Fair Value
Due in one year or less	$183.7	$184.0
Due after one year through five years	544.3	542.4
Due after five years through ten years	5.4	5.4
Due after ten years	—	—
Total	$733.4	$731.8

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended March 31,
	2026	2025
Interest on cash and cash equivalents	$2.1	$2.2
Fixed maturities	7.7	7.1
Short-term investments	0.1	0.3
Total	9.9	9.6
Investment expense	0.1	0.1
Net investment income	$9.8	$9.5

Investment gains and losses
The Company had pre-tax net realized capital gains of $0.3 million for the three months ended March 31, 2026 and pre-tax net realized capital losses of less than $0.1 million for the three months ended March 31, 2025, which were included in "Commission and other income" in the condensed consolidated statements of operations and comprehensive loss.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
Corporate debt securities	$274.2	$(1.3)	$4.9	$—	$279.1	$(1.3)
U.S. Government obligations	131.7	(0.7)	—	—	131.7	(0.7)
Asset-backed securities	19.4	(0.1)	—	—	19.4	(0.1)
Non-U.S. government obligations	22.2	(0.1)	—	—	22.2	(0.1)
Total	$447.5	$(2.2)	$4.9	$—	$452.4	$(2.2)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Corporate debt securities	$45.9	$—	$4.9	$—	$50.8	$—
U.S. Government obligations	0.4	—	—	—	0.4	—
Asset-backed securities	—	—	—	—	—	—
Non-U.S. government obligations	7.2	—	—	—	7.2	—
Total	$53.5	$—	$4.9	$—	$58.4	$—

As of March 31, 2026, 353 of the securities held were in an unrealized loss position. Investments in fixed maturities with gross unrealized losses for twelve months or more was less than $0.1 million and less than $0.1 million as of March 31, 2026 and December 31, 2025, respectively. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, general market conditions, and not credit risk related to issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three months ended March 31, 2026. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $81.9 million as of March 31, 2026 and $81.5 million as of December 31, 2025.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 ($ in millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$490.9	$—	$490.9
U.S. Government obligations	—	163.1	—	163.1
Asset-backed securities	—	50.7	—	50.7
Non-U.S. government obligations	—	27.1	—	27.1
Fixed maturities	$—	$731.8	$—	$731.8
Short term investments	—	19.5	—	19.5
Total	$—	$751.3	$—	$751.3

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$501.2	$—	$501.2
U.S. Government obligations	—	140.1	—	140.1
Asset-backed securities	—	45.5	—	45.5
Non-U.S. government obligations	—	22.0	—	22.0
Fixed maturities	$—	$708.8	$—	$708.8
Short term investments	—	14.1	—	14.1
Total	$—	$722.9	$—	$722.9

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of December 31, 2025. These warrants expired on February 9, 2026.

The carrying value of Borrowings under financing agreement approximates the fair value as of March 31, 2026 and December 31, 2025, and is classified as Level 3.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2026 and for the year ended December 31, 2025.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the three months ended March 31, 2026 and 2025 ($ in millions):

	March 31,
	2026	2025
Unpaid loss and LAE at beginning of period	$303.1	$298.1
Less: Reinsurance recoverable at beginning of period (1)	133.8	149.5
Net unpaid loss and LAE at beginning of period	169.3	148.6
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	137.3	95.8
Prior years	(4.0)	(10.4)
Total incurred	133.3	85.4
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	74.3	43.4
Prior years	43.7	34.7
Total paid	118.0	78.1
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	184.6	155.9
Reinsurance recoverable at end of period (1)	124.2	151.4
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$308.8	$307.3
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had prior year favorable development on net loss and LAE reserves of $4.0 million for the three months ended March 31, 2026, and prior year favorable development on net loss and LAE reserves of $10.4 million for the three months ended March 31, 2025. No additional premiums or returned premiums have been accrued as a result of prior year effects.

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

Property Per Risk Excess of Loss and Automatic Facultative Property Per Risk Reinsurance Contracts

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

The Company is also exposed to some risks on property, car and pet insurance underwritten by LIC and MIC ceded through Quota Share ("QS") Reinsurance Contracts which is retained in an offshore captive subsidiary, Lemonade Re SPC. The MIC QS reinsurance contract which became effective July 1, 2023 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2025 on the same terms except for the increase in cession rate to 35% and ceding commission. The new MIC QS reinsurance contract shall remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract was effective on July 1, 2025 and will expire on June 30, 2026.

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

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement with GC to provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for sales and marketing growth efforts from January 1, 2026 to December 31, 2026. In addition, the Agreement was further amended and restated in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions (collectively, the "Amended and Restated Agreement"). The Amended and Restated Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms. Under all of these agreements, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of between 50% to 80% of the Company’s growth spend (the "Investment Amount") will be advanced by GC. During each growth period, the Company will repay a portion of each outstanding Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

The Company had $179.6 million and $158.1 million of outstanding borrowings under financing agreement as of March 31, 2026 and December 31, 2025, respectively. The Company incurred interest expense of $6.2 million for the three months ended March 31, 2026 and $3.3 million for the three months ended March 31, 2025, and this interest expense is included in “General and administrative expense” in the condensed consolidated statements of operations and comprehensive loss.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of March 31, 2026 and December 31, 2025 consist of the following ($ in millions):

	March 31,	December 31,
	2026	2025
Accrued advertising costs	$21.8	$26.2
Lease liabilities	20.8	24.0
Employee compensation	19.6	14.7
Uncertain tax position	13.4	12.9
Payable to carriers	12.8	11.0
Reinsurance payable	8.1	2.5
Accrued professional fees	6.2	5.2
Advance premium	5.6	3.8
Premium taxes payable	5.5	8.9
Interest payable	2.7	2.3
Income taxes payable	0.9	0.6
Ceding commission payable	—	0.8
Other payables	11.5	8.9
Total	$128.9	$121.8

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 76,786,720 and 75,907,215 total issued and outstanding shares as of March 31, 2026 and December 31, 2025, respectively.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 14), of which 400,000 shares were owned as of both March 31, 2026 and December 31, 2025.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value $0.00001 per share. As of both March 31, 2026 and December 31, 2025, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2026, the 2020 Plan share pool was increased by 3,650,000 shares, equal to the maximum increase allowed under the 2020 Plan. As of March 31, 2026, there were 9,242,173 shares of common stock available for future grants.

2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2026, there was no increase in the 2020 ESPP share pool. As of March 31, 2026, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of March 31, 2026, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.
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
Options granted to employees and non-employees
The fair value of each option granted during the three months ended March 31, 2026 and 2025 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Weighted average expected term (years)	6.9	5.6
Risk-free interest rate	3.9%	4.1%
Volatility	80%	80%
Expected dividend yield	0%	0%
Expected volatility is calculated based on implied volatility from market comparisons of certain publicly traded companies and other factors. The expected term of options granted is based on the simplified method, which uses the midpoint between the vesting date and the contractual term in accordance with ASC Topic 718, “Compensation - Stock Compensation”. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s historical and expected future dividend payouts and may be subject to substantial change in the future.

The following tables summarize activity of stock options and restricted stock units:
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2025	7,253,851	$30.76	6.39	$302.9
Granted	64,507	$56.20
Exercised	(429,833)	$10.78
Canceled/Forfeited	(46,243)	$68.98
Outstanding as of March 31, 2026	6,842,282	$32.00	6.54	$223.1
Options exercisable as of March 31, 2026	5,245,084	$31.66	6.05	$175.8
Options unvested as of March 31, 2026	1,597,198	$33.12	8.16	$47.2
Restricted Stock Units with service condition

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	3,196,072	$29.98
Granted	2,805,907	$59.19
Vested	(449,672)	$24.89
Canceled/Forfeited	(82,666)	$29.58
Outstanding as of March 31, 2026	5,469,641	$45.43
Restricted Stock Units with market condition
In March 2026, the Company’s board of directors approved the grant of 180,000 Restricted Stock Units with market condition ("RSUs with market condition") to each of the Company’s Chief Executive Officer and President. The RSUs with market condition vest based on the achievement of a stock closing price target of $110.00 or above per share for 30 consecutive trading days within a performance window of 24 months from the grant date, and will be forfeited if the market condition is not met. The total grant-date fair value of the RSUs with market condition amounted to $15.4 million. Summarized in the table below are the assumptions used in determining the grant-date fair value of $42.80 using the Monte-Carlo simulation approach for the RSUs with market condition granted:

Expected term (years)	2
Risk-free interest rate	3.73%
Volatility	80.61%
Expected dividend yield	0%
Stock-based compensation expense relating to the RSUs with market condition is recognized on a straight-line basis over the derived service period of 2 years commencing on grant date, regardless of whether the market condition is satisfied. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense is accelerated, and a cumulative catch-up expense is recorded during the period in which the market condition is met. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. Stock-based compensation expense amounted to $0.6 million for the three months ended March 31, 2026 and presented under “Technology” and “General and Administrative” expense line items in the condensed consolidated statements of operations and comprehensive income.

Stock-based compensation expense
Stock-based compensation expense from stock options, Restricted Stock Units with service condition ("RSUs with service condition") and RSUs with market condition, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), were included and presented in the condensed consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Three Months Ended March 31,
	2026	2025
Loss and loss adjustment expense, net	$0.6	$0.5
Other insurance expense	0.7	0.7
Sales and marketing (1)	1.1	(4.3)
Technology development (2)	8.9	6.8
General and administrative (2)	9.9	6.6
Total stock-based compensation expense	$21.2	$10.3
(1) Includes the impact of the canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy in the amount of $5.2 million for the three months ended March 31, 2025.
(2) Includes $0.6 million of compensation expense related to the RSUs with market condition.
Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Three Months Ended March 31,
	2026	2025
Stock options	$6.4	$6.5
RSUs with service condition	14.2	9.0
RSUs with market condition	0.6	—
Warrant shares	—	(5.2)
Total stock-based compensation expense	$21.2	$10.3
The total unrecognized expense granted to employees and non-employees outstanding at March 31, 2026 was $31.4 million for the stock options and $224.5 million for the RSUs, with a remaining weighted-average vesting period of 1.1 years for the stock options and 1.5 years for the RSUs. Total unrecognized stock-based compensation expense related to RSUs with market condition amounted to $14.8 million.
Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company was authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that will vest in installments on a yearly basis in increasing amounts for a period of five years. Compensation expense is recognized over the vesting period, for each of the installments, in increasing amounts over five years and presented under “Sales and Marketing expense” in the condensed consolidated statements of operations and comprehensive loss. There were 181,191 warrant shares which vested in April 2024 and were exercised in June 2024. As a result of the termination of the Warrant Agreement as discussed in Note 10, the remaining unvested warrant shares of 3,170,834 were canceled. The Company recognized the impact of the canceled unvested warrant shares for contract year 2 in the amount of $5.2 million for the three months ended March 31, 2025.

12.    Income Taxes
The consolidated effective tax rate was (3.6)% and (1.7)% for the three months ended March 31, 2026 and 2025, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in uncertain tax positions relating to transfer pricing methodology.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest, amounted to $12.5 million and $10.0 million as of March 31, 2026 and 2025, respectively. The increase was primarily driven by the change in transfer pricing methodology in prior year. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $0.9 million and $0.5 million as of March 31, 2026 and 2025, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could change within the next 12 months.
On July 4, 2025, a new U.S. tax legislation was signed into law known as the One Big Beautiful Bill Act of 2025 ("OBBBA") which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company's results of operations.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(35.8)	$(62.4)
Denominator:
Weighted average common shares outstanding - basic and diluted	76,307,698	72,921,318
Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(0.86)
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

	March 31,
	2026	2025
Options to purchase common stock	6,842,282	9,260,114
Unvested restricted stock	5,469,641	4,017,974
Warrants for common stock (1)	—	412,969
Total	12,311,923	13,691,057
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263. These warrants expired on February 9, 2026.

14.    Related Party Transactions

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 10), of which 400,000 shares were owned by the Lemonade Foundation as of March 31, 2026 and December 31, 2025. There was no outstanding amount due to or from the Lemonade Foundation as of March 31, 2026 and December 31, 2025.
15.    Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company finalized settlements related to the previously disclosed liability exposure from its car insurance quote flow that likely led to the exposure of certain data received by a third party data provider. An accrual for the net liability of $0.5 million was recorded in March 2026 in accordance with ASC 450.
The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.
Charges and guarantees

The Company provided guarantees in an aggregate amount of $2.7 million as of both March 31, 2026 and December 31, 2025, with respect to certain office leases.
Assessments
The Company is a member of the California FAIR Plan ("FAIR Plan") which is an insurance pool that provides coverage to California homeowners who are unable to obtain insurance in the voluntary market. To the extent the FAIR Plan is unable to pay losses during a catastrophe event, it may seek regulatory approval to assess member companies based on their relevant market share. Members are also allowed to request prior approval for temporary supplemental fees to recoup up to 50% of the assessed amount. The Company in February 2025 received an assessment charge of $6.9 million from the FAIR Plan related to the January 2025 California Wildfires which was paid and expensed in the first quarter of 2025. This expense is presented under “Other Insurance Expense” in the condensed consolidated statements of operations and comprehensive loss. The Company received regulatory approval for recoupment of up to 50% of the assessment over a period of 2 years and was implemented in 2026.

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

	Three Months Ended March 31,
	2026	2025
Total revenue	$258.0	$151.2
less: Loss and loss adjustment expenses, net	133.3	85.4
Other insurance expense	24.1	26.1
Sales and marketing	11.8	5.1
Advertising expenses	54.3	38.1
Technology development	26.9	22.0
General and administrative	35.0	28.1
Interest expense	6.2	3.3
Depreciation and amortization	2.7	4.5
Other expenses (1)	(1.7)	—
Income tax expense	1.2	1.0
Segment / Consolidated Net Loss	$(35.8)	$(62.4)
(1) Includes $1.7 million recovery related to a pre-acquisition Metromile extra-contractual claim liability which was previously recorded in the third quarter of 2024.
The measure of segment assets is based on total assets as reported on the condensed consolidated balance sheets. The Company does not allocate its assets, including investments, or income taxes in evaluating the segment / consolidated net income (loss).
Gross written premium by location are as follows ($ in millions):

	Three Months Ended March 31,
	2026		2025
Jurisdiction	Amount	% of GWP	Amount	% of GWP
California	$73.7	21.4%	$60.4	23.8%
Texas	40.7	11.8%	32.5	12.8%
New York	33.3	9.7%	25.9	10.2%
Washington	18.1	5.3%	13.0	5.1%
Illinois	14.4	4.2%	11.6	4.6%
New Jersey	13.9	4.0%	11.7	4.6%
Colorado	12.9	3.8%	6.8	2.7%
Florida	11.2	3.3%	6.3	2.5%
Arizona	9.9	2.9%	6.2	2.4%
Pennsylvania	9.5	2.8%	7.0	2.8%
All other	90.3	26.1%	63.4	24.8%
US	$327.9	95.3%	$244.8	96.3%
Europe and UK	16.0	4.7%	9.4	3.7%
Total	$343.9	100.0%	$254.2	100.0%

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
Customer Investment Agreement

On June 28, 2023, we entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) ("GC") under which GC agreed to provide up to $150 million of financing for our sales and marketing growth efforts through December 31, 2024. Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of between 50% to 80% of our growth spend (the "Investment Amount") will be advanced by GC. During each growth period, we repay a portion of each outstanding Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, we retain all future reference income related to each respective Investment Amount.

The Agreement has been amended and restated on several occasions to extend the commitment period and increase the financing agreement. On January 8, 2024, the Agreement was amended and restated to provide up to an additional $140 million of financing December 31, 2025. On February 3, 2025, the Agreement was further amended to provide up to an additional $200 million of financing from January 1, 2026 through December 31, 2026 for our sales and marketing growth efforts. In addition, the Agreement was amended in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions. The Agreement, as amended and restated (the “Amended and Restated Agreement”) contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of March 31, 2026, we had $179.6 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $6.2 million for the three months ended March 31, 2026.

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
Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns, and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns. For additional information, see “Risk Factors - Risks Relating to our Industry - Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.” in our Annual Report on Form 10-K.
Current Macroeconomic Environment
Changing U.S. and global economic conditions may impact our business. Evolving U.S. trade policy, including tariffs imposed on imported goods in 2025, could affect our claims costs. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act ("IEEPA") to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities. Following the ruling, the administration invoked alternative statutory authorities imposing a global tariff, and the administration has indicated its intention to continue to pursue alternative statutory mechanisms to reinstate or impose new tariffs. Tariffs on building materials may increase home repair costs, tariffs on automotive parts may increase vehicle repair and replacement costs, and tariffs on consumer goods may increase the cost of replacing covered personal property. To the extent tariff-driven cost increases are sustained, we may seek premium rate adjustments, subject to regulatory approval in applicable states; however, there may be a lag between when we experience increased claims costs and when we are able to implement corresponding rate increases, which could negatively impact our loss ratios in the interim. More broadly, inflation, whether driven by tariffs, supply chain disruptions, labor market conditions, or other factors, if any, has impacted and could continue to impact our claims costs, product pricing and investment yield, among other impacts. Capital market volatility may also affect our investment portfolio and access to capital. The actual effects of these macroeconomic factors on our results remains unknown and cannot be estimated with precision.
We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability and conflict in Israel and the surrounding region. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. For additional information, see "Risk Factors - Risks Relating to our Business - We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region." in our Annual Report on Form 10-K.

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

We are also exposed to some risks on property, car and pet insurance underwritten by LIC and MIC ceded through Quota Share Reinsurance Contracts (the "QS reinsurance contracts") which is retained in an offshore captive subsidiary, Lemonade Re SPC in the Cayman Islands. The MIC QS reinsurance contract which became effective July 1, 2023 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2025 on the same terms except for the increase in cession rate to 35% and ceding commission rate effective July 1, 2025. The new MIC QS reinsurance contract will remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract became effective on July 1, 2025 and will expire on June 30, 2026.

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

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). See “- Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. GAAP.
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended March 31,
	2026	2025
	($ in millions, except Premium per customer)
Customers (end of period)	3,142,581	2,545,496
In force premium (end of period)	$1,333.2	$1,007.8
Premium per customer (end of period)	$424	$396
Annual dollar retention (end of period)	85%	84%
Total revenue	$258.0	$151.2
Gross earned premium	$306.2	$233.6
Gross profit	$100.1	$38.6
Adjusted gross profit	$100.8	$46.0
Net loss	$(35.8)	$(62.4)
Adjusted EBITDA	$(17.1)	$(47.0)
Gross profit margin	39%	26%
Adjusted gross profit margin	39%	30%
Ratio of Adjusted gross profit to Gross earned premium	33%	20%
Gross loss ratio	62%	78%
Net loss ratio	63%	82%

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
In Force Premium
We define in force premium ("IFP"), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
i)In force written premium - the annualized premium of in force policies underwritten by us; and
ii)In force placed premium - the annualized premium of in force policies placed with third party insurance companies for which we earn a recurring commission payment. In force placed premium currently reflects approximately 4% of IFP.

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
Gross Earned Premium
Gross earned premium is the earned portion of our gross written premium. Gross earned premium includes direct and assumed premium. We have assumed premium related to car insurance policies written in Texas, in connection with our fronting arrangement with a third party carrier in Texas.
We use this operating metric as we believe it gives our management and other users of our financial information useful insight into the gross economic benefit generated by our business operations and allows us to evaluate our underwriting performance without regard to changes in our underlying reinsurance structure. See “Components of Our Results of Operations - Revenue - Gross Earned Premium.”
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
See “Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding the impact of income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, amortization of fair value adjustment on insurance contract intangible liability relating to the acquisition of Metromile, and other one time and non-cash adjustments and other transactions that we consider to be unique in nature. See “Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA in accordance with GAAP.
Gross Profit Margin
We define gross profit margin, expressed as a percentage, as the ratio of gross profit to total revenue.
Adjusted Gross Profit Margin
We define adjusted gross profit margin, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to total revenue. See “Non-GAAP Financial Measures.”
Ratio of Adjusted Gross Profit to Gross Earned Premium
We define Ratio of Adjusted Gross Profit to Gross Earned Premium, a non-GAAP financial measure, expressed as a percentage, as the ratio of adjusted gross profit to gross earned premium. Our Ratio of Adjusted Gross Profit to Gross Earned Premium provides management with useful insight into our operating performance. See “Non-GAAP Financial Measures.”
Gross Loss Ratio
We define gross loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense to gross earned premium.
Net Loss Ratio
We define net loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense, less amounts ceded to reinsurers, to net earned premium.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change	% Change
	($ in millions)
Revenue
Net earned premium	$212.6	$104.3	$108.3	104%
Ceding commission income	23.6	26.9	(3.3)	(12)%
Net investment income	9.8	9.5	0.3	3%
Commission and other income	12.0	10.5	1.5	14%
Total revenue	258.0	151.2	106.8	71%
Expense
Loss and loss adjustment expense, net	133.3	85.4	47.9	56%
Other insurance expense	24.1	26.1	(2.0)	(8)%
Sales and marketing	66.1	43.2	22.9	53%
Technology development	26.9	22.0	4.9	22%
General and administrative	42.2	35.9	6.3	18%
Total expense	292.6	212.6	80.0	38%
Loss before income taxes	(34.6)	(61.4)	26.8	(44)%
Income tax expense	1.2	1.0	0.2	20%
Net loss	$(35.8)	$(62.4)	$26.6	(43)%

Net Earned Premium

Net earned premium increased $108.3 million, or 104%, to $212.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the earning of increased gross written premium and the impact of the Company's reinsurance program as discussed in more detail in the "Reinsurance" section above.

	Three Months Ended March 31,
	2026	2025	Change	% Change
	($ in millions)
Gross written premium	$343.9	$254.2	$89.7	35%
Ceded written premium	(69.9)	(138.8)	68.9	(50)%
Net written premium	$274.0	$115.4	$158.6	137%
Gross written premium increased $89.7 million, or 35%, to $343.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a 23% increase in net added customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 7% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium decreased $68.9 million, or 50%, to $69.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to impact of the reduced cession rate from Company's reinsurance program. See "Reinsurance" above for further information.

Net written premium increased $158.6 million, or 137%, to $274.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 31% and 55% for the three months ended March 31, 2026 and 2025, respectively, consistent with our participation rate in our reinsurance contracts as discussed in more detail in the "Reinsurance" section above.

	Three Months Ended March 31,
	2026	2025	Change	% Change
	($ in millions)
Gross earned premium	$306.2	$233.6	$72.6	31%
Ceded earned premium	(93.6)	(129.3)	35.7	(28)%
Net earned premium	$212.6	$104.3	$108.3	104%

Ceding Commission Income
Ceding commission income decreased $3.3 million, or 12%, to $23.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, consistent with the reduction in cession rate from the reinsurance program.
Net Investment Income
Net investment income increased $0.3 million, or 3% to $9.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and Non-U.S. Government.
Commission and Other Income
Commission and other income increased $1.5 million, or 14%, to $12.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to installment fees and realized gains from sale of investments.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $47.9 million, or 56%, to $133.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to growth in premium and impact of the reduced cession rate from the reinsurance program, offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business and car. Net incurred loss and loss adjustment expenses for the three months ended March 31, 2025 included the $16.8 million impact of the January 2025 California Wildfires.
Other Insurance Expense
Other insurance expense decreased $2.0 million, or 8%, to $24.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the California FAIR Plan assessment charge of $6.9 million related to the January 2025 California Wildfires. Employee-related expense decreased $1.1 million or 19% as compared to the three months ended March 31, 2025. Credit card processing fees increased $2.0 million, or 39%, as compared to the three months ended March 31, 2025 as a result of the increase in customers and associated premium. Amortization of deferred acquisition costs, net of ceding commissions increased $2.2 million, or 65% as compared to the three months ended March 31, 2025 as a result of growth in business across all products.

Sales and Marketing
Sales and marketing expense increased $22.9 million, or 53%, to $66.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $16.2 million, or 43%, to $54.3 million as compared to the three months ended March 31, 2025 consistent with growth in our business. Compensation expense related to the warrant shares decreased $5.2 million, or 100%, as compared to the three months ended March 31, 2025 due to the termination of the Warrant Agreement with Chewy in prior period.
Technology Development
Technology development expense increased $4.9 million, or 22%, to $26.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $4.2 million, or 24%, as compared to the three months ended March 31, 2025.
General and Administrative
General and administrative expense increased $6.3 million, or 18%, to $42.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Employee-related expense, including stock-based compensation, increased $5.0 million, or 33%, as compared to three months ended March 31, 2025. Interest expense related to borrowings from financing agreement with GC increased $2.9 million, or 88%, as compared to three months ended March 31, 2025 due to increased borrowings during the period. Bad debt expense increased by $1.4 million or 31%, as compared to three months ended March 31, 2025. In addition, the Company received a recovery in the amount of $1.7 million related to a pre-acquisition Metromile extra-contractual claim liability which was previously recorded in the third quarter of 2024. Depreciation and amortization decreased by $1.8 million, or 40% as compared to three months ended March 31, 2025.
Income Tax Expense
Income tax expense increased $0.2 million, or 20%, to $1.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by increase in nondeductible items in foreign jurisdictions.
Net Loss
Net loss decreased $26.6 million, or 43%, to $35.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the factors described above.

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
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Total revenue	$258.0	$151.2
Adjustments:
Loss and loss adjustment expense, net	(133.3)	(85.4)
Other insurance expense	(24.1)	(26.1)
Depreciation and amortization	(0.5)	(1.1)
Gross profit	$100.1	$38.6
Gross profit margin (% of total revenue)	39%	26%
Adjustments:
Net investment income	$(9.8)	$(9.5)
Interest income and other income	(1.4)	(1.8)
Employee-related expense	4.8	5.9
Professional fees and other	6.6	11.7
Depreciation and amortization	0.5	1.1
Adjusted gross profit	$100.8	$46.0
Adjusted gross profit margin (% of total revenue)	39%	30%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Numerator: Adjusted gross profit	$100.8	$46.0
Denominator: Gross earned premium	$306.2	$233.6
Ratio of Adjusted gross profit to Gross earned premium	33%	20%

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
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Net loss	$(35.8)	$(62.4)
Adjustments:
Income tax expense	1.2	$1.0
Depreciation and amortization	2.7	4.5
Stock-based compensation (1)	21.2	10.3
Interest expense	6.2	3.3
Interest income and others	(1.1)	(1.0)
Net investment income	(9.8)	(9.5)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	—	(0.1)
Other adjustment (2) (3)	(1.7)	6.9
Adjusted EBITDA	$(17.1)	$(47.0)
(1) Includes the impact of canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy of $5.2 million for the three months ended March 31, 2025 (See Note 11 of the condensed consolidated financial statements).
(2) Includes the California FAIR Plan assessment of $6.9 million related to the January 2025 California Wildfires for the three months ended March 31, 2025 (See Note 15 of the condensed consolidated financial statements).
(3) Includes $1.7 million recovery related to a pre-acquisition Metromile extra-contractual claim which was previously recorded in the third quarter of 2024.

Liquidity and Capital Resources

As of March 31, 2026, we had $374.3 million in cash and cash equivalents, and $669.4 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing was provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025. On February 3, 2025, the Agreement was further amended in which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. In addition, the Agreement was further amended and restated in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions. As of March 31, 2026, we had $179.6 million of outstanding borrowings under the Amended and Restated Agreement with GC. We believe our existing cash and cash equivalents as of March 31, 2026 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This belief is subject, to a certain extent, to general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of March 31, 2026, cash and investments held by these companies was $826.1 million of which $355.8 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2026, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Net cash used in operating activities	$(0.6)	$(47.2)
Net cash used in investing activities	$(34.6)	$(40.3)
Net cash provided by financing activities	$26.2	$20.0

Operating Activities
Cash used in operating activities was $0.6 million for the three months ended March 31, 2026, a decrease of $46.6 million from $47.2 million for the three months ended March 31, 2025. The improvement was driven by the $26.6 million reduction in our net loss and changes in our operating assets and liabilities. The decrease in cash used in operating activities from the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash used in investing activities was $34.6 million for the three months ended March 31, 2026, primarily due to purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments offset by proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash used in investing activities was $40.3 million for the three months ended March 31, 2025, primarily due to purchases of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments, offset by proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $26.2 million for the three months ended March 31, 2026, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $20.0 million for the three months ended March 31, 2025, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of March 31, 2026 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,043.7 million in cash, cash equivalents and investments available at March 31, 2026. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 - Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our condensed consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk, and the primary components of market risk affecting the Company are interest rate risk and credit risk on investments in fixed maturities. The Company does not have equity price risk or exposure to commodity risk.
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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2026, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2026, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Shai Wininger	Adopted	February 26, 2026	X		391,380	May 31, 2027
President
Tim Bixby	Adopted	March 12, 2026	X		205,000	January 29, 2027
Chief Financial Officer
Adina Eckstein	Adopted	February 24, 2026	X		266,379	December 8, 2026
Chief Operating Officer
John Peters	Adopted	March 12, 2026	X		67,781	December 15, 2026
Chief Insurance Officer
*Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except for the foregoing, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	April 30, 2026	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	April 30, 2026	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer