Form 10-Q
period 2026-06-30
Lemonade, Inc.
filed 2026-08-04
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2026, the registrant had 77,396,615 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation statements regarding the following: our future results of operations and financial position, our ability to achieve profitability and expand our business, our ability to effectively manage the growth of our business, our ability to attract, retain and expand our customer base and attain greater value from each customer, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, the effects of seasonal trends on our results of operations, the impact of catastrophe events or natural disasters on our results of operations, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain reinsurance contracts and the adequacy of our loss and loss adjustment reserves and pricing, the impact of the evolving conflict in Israel and the surrounding region, the potential effects of macroeconomic conditions including inflation, changes in trade policy and tariffs on our claims costs and results of operations, our ability to develop and deploy artificial intelligence and technology, maintain relationships with third-party service providers and protect the continuity and security of our technology infrastructure and customer data, our ability to expand into new products and geographic markets, anticipated benefits of and our ability to maintain our financing arrangements, the impact of current and future laws and regulations including tax legislation, the outcome and potential impact of litigation and legal proceedings, the sufficiency of our capital and liquidity, and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•There may be an adverse impact of the Customer Investment Agreement and New Business Financing Agreement.
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

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $772.4 million and $706.0 million as of June 30, 2026 and December 31, 2025, respectively)	$768.5	$708.8
Short-term investments (cost: $9.2 million and $14.1 million as of June 30, 2026 and December 31, 2025, respectively)	9.2	14.1
Total investments	777.7	722.9
Cash, cash equivalents and restricted cash	380.3	396.8
Premium receivable, net of allowance for credit losses of $5.0 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively	490.4	402.3
Reinsurance recoverable	132.1	153.4
Prepaid reinsurance premium	125.3	147.9
Deferred acquisition costs	16.1	12.1
Property and equipment, net	18.9	15.8
Intangible assets	8.1	8.1
Goodwill	19.0	19.0
Other assets	44.0	47.4
Total assets	$2,011.9	$1,925.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$307.5	$303.1
Unearned premium	661.7	577.0
Trade payables	2.4	0.5
Funds held for reinsurance treaties	153.0	169.5
Deferred ceding commission	34.2	38.2
Ceded premium payable	20.6	23.9
Borrowings under financing agreement	206.4	158.1
Other liabilities and accrued expenses	126.6	121.8
Total liabilities	1,512.4	1,392.1
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 77,326,718 and 75,907,215 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,043.3	1,991.5
Accumulated deficit	(1,543.5)	(1,464.3)
Accumulated other comprehensive (loss) income	(0.3)	6.4
Total stockholders' equity	499.5	533.6
Total liabilities and stockholders' equity	$2,011.9	$1,925.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Net earned premium	$252.0	$112.5	$464.6	$216.8
Ceding commission income	20.4	30.4	44.0	57.3
Net investment income	9.7	9.4	19.5	18.9
Commission and other income	12.3	11.8	24.3	22.3
Total revenue	294.4	164.1	552.4	315.3

Expense
Loss and loss adjustment expense, net	154.0	77.5	287.3	162.9
Other insurance expense	26.7	21.4	50.8	47.5
Sales and marketing	77.7	59.6	143.8	102.8
Technology development	30.0	22.4	56.9	44.4
General and administrative	47.8	25.8	90.0	61.7
Total expense	336.2	206.7	628.8	419.3
Loss before income taxes	(41.8)	(42.6)	(76.4)	(104.0)
Income tax expense	1.6	1.3	2.8	2.3
Net loss	$(43.4)	$(43.9)	$(79.2)	$(106.3)

Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in fixed maturities	(2.2)	0.4	(6.6)	1.6
Foreign currency translation adjustment	1.2	7.2	(0.1)	8.7
Comprehensive loss	$(44.4)	$(36.3)	$(85.9)	$(96.0)

Per share data:
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.60)	$(1.03)	$(1.45)

Weighted average common shares outstanding - basic and diluted	76,983,877	73,433,379	76,647,656	73,178,708

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	75,907,215	$—	$1,991.5	$(1,464.3)	$6.4	$533.6
Exercise of stock options and distribution of restricted stock units	879,505	—	4.7	—	—	4.7
Stock-based compensation	—	—	21.2	—	—	21.2
Net loss	—	—	—	(35.8)	—	(35.8)
Other comprehensive loss	—	—	—	—	(5.7)	(5.7)
Balance as of March 31, 2026	76,786,720	$—	$2,017.4	$(1,500.1)	$0.7	$518.0
Exercise of stock options and distribution of restricted stock units	539,998	—	1.4	—	—	1.4
Stock-based compensation	—	—	24.5	—	—	24.5
Net loss	—	—	—	(43.4)	—	(43.4)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Balance as of June 30, 2026	77,326,718	$—	$2,043.3	$(1,543.5)	$(0.3)	$499.5

Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	$(6.1)	$593.4
Exercise of stock options and distribution of restricted stock units	492,005	—	1.5	—	—	1.5
Stock-based compensation	—	—	10.3	—	—	10.3
Net loss	—	—	—	(62.4)	—	(62.4)
Other comprehensive income	—	—	—	—	2.7	2.7
Balance as of March 31, 2025	73,212,871	$—	$1,910.1	$(1,361.2)	$(3.4)	$545.5
Exercise of stock options and distribution of restricted stock units	606,839	—	2.5	—	—	2.5
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(43.9)	—	(43.9)
Other comprehensive income	—	—	—	—	7.6	7.6
Balance as of June 30, 2025	73,819,710	$—	$1,928.0	$(1,405.1)	$4.2	$527.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(79.2)	$(106.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.1	9.2
Stock-based compensation	45.7	25.7
Amortization of premium on bonds	(2.4)	(3.0)
Provision for bad debt	12.2	8.9
Changes in operating assets and liabilities:
Premium receivable	(100.3)	(54.4)
Reinsurance recoverable	21.3	(7.4)
Prepaid reinsurance premium	22.6	(28.0)
Deferred acquisition costs	(4.0)	(0.4)
Other assets	3.2	2.2
Unpaid loss and loss adjustment expense	4.4	11.7
Unearned premium	84.7	54.5
Trade payables	1.9	(2.3)
Funds held for reinsurance treaties	(16.5)	20.5
Deferred ceding commission	(4.0)	2.8
Ceded premium payable	(3.3)	5.9
Other liabilities and accrued expenses	4.6	18.7
Net cash used in operating activities	(4.0)	(41.7)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	21.8	15.0
Proceeds from bonds sold or matured	349.5	164.1
Cost of short-term investments acquired	(16.5)	(8.7)
Cost of bonds acquired	(413.5)	(176.8)
Purchases of property and equipment	(8.1)	(4.4)
Net cash used in investing activities	(66.8)	(10.8)
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	89.9	66.1
Payments on borrowings under financing agreement	(41.6)	(26.0)
Proceeds from stock exercises	6.1	4.0
Net cash provided by financing activities	54.4	44.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	8.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(16.5)	0.3
Cash, cash equivalents and restricted cash at beginning of period	396.8	385.7
Cash, cash equivalents and restricted cash at end of period	$380.3	$386.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.3	$0.8
Cash paid for interest expense on borrowings under financing agreement	$12.5	$6.7
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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025 ($ in millions):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$367.6	$385.0
Restricted cash	12.7	11.8
Total cash, cash equivalents and restricted cash	$380.3	$396.8
Cash and cash equivalents consist primarily of bank deposits and money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company’s restricted cash primarily relates to insurance policy premiums collected by the Company that it holds in a segregated cash account for transmittal to the underwriting carrier, or settlement of insurance related claims. The Company also has restricted cash relating to security deposits for certain office leases. The carrying value of restricted cash approximate fair value.
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

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of June 30, 2026 and December 31, 2025 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2026
Corporate debt securities	$503.4	$0.1	$(2.1)	$501.4
U.S. Government obligations	157.5	—	(1.5)	156.0
Asset-backed securities and collateralized loan obligations	82.5	—	(0.3)	82.2
Non-U.S. government obligations	29.0	—	(0.1)	28.9
Total	$772.4	$0.1	$(4.0)	$768.5

December 31, 2025
Corporate debt securities	$499.2	$2.0	$—	$501.2
U.S. Government obligations	139.5	0.6	—	140.1
Asset-backed securities	45.3	0.2	—	45.5
Non-U.S. government obligations	22.0	—	—	22.0
Total	$706.0	$2.8	$—	$708.8

Gross unrealized losses for investments in fixed maturities was $4.0 million as of June 30, 2026 and less than $0.1 million as of December 31, 2025. Gross unrealized gains and losses on investments in fixed maturities were recorded as a component of accumulated other comprehensive income (loss).
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of June 30, 2026 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Cost or Amortized Cost	Fair Value
Due in one year or less	$100.8	$100.9
Due after one year through five years	589.1	585.4
Due after five years through ten years	—	—
Due after ten years	—	—
Sub-total	689.9	686.3
Asset-backed securities and collateralized loan obligations	82.5	82.2
Total	$772.4	$768.5

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on cash and cash equivalents	$1.9	$2.1	$4.0	$4.2
Fixed maturities	7.8	7.2	15.5	14.4
Short-term investments	0.1	0.2	0.2	0.5
Total	9.8	9.5	19.7	19.1
Investment expense	0.1	0.1	0.2	0.2
Net investment income	$9.7	$9.4	$19.5	$18.9

Investment gains and losses
The Company had pre-tax net realized capital gain of $0.2 million and $0.5 million for the three and six months ended June 30, 2026 and pre-tax net realized capital gain of $0.1 million for the three and six months ended June 30, 2025, which were included in "Commission and other income" in the condensed consolidated statements of operations and comprehensive loss.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
Corporate debt securities	$411.6	$(2.1)	$—	$—	$411.6	$(2.1)
U.S. Government obligations	144.2	(1.5)	—	—	144.2	(1.5)
Asset-backed securities and collateralized loan obligations	63.4	(0.3)	—	—	63.4	(0.3)
Non-U.S. government obligations	21.0	(0.1)	—	—	21.0	(0.1)
Total	$640.2	$(4.0)	$—	$—	$640.2	$(4.0)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Corporate debt securities	$45.9	$—	$4.9	$—	$50.8	$—
U.S. Government obligations	0.4	—	—	—	0.4	—
Asset-backed securities	—	—	—	—	—	—
Non-U.S. government obligations	7.2	—	—	—	7.2	—
Total	$53.5	$—	$4.9	$—	$58.4	$—

As of June 30, 2026, 541 of the securities held were in an unrealized loss position. There were no investments in fixed maturities with gross unrealized losses for twelve months or more as of June 30, 2026. Investments in fixed maturities with gross unrealized losses for twelve months or more amounted to less than $0.1 million as of December 31, 2025. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, general market conditions, and not credit risk related to issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and six months ended June 30, 2026. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $82.5 million as of June 30, 2026 and $81.5 million as of December 31, 2025.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 ($ in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$501.4	$—	$501.4
U.S. Government obligations	—	156.0	—	156.0
Asset-backed securities and collateralized loan obligations	—	82.2	—	82.2
Non-U.S. government obligations	—	28.9	—	28.9
Fixed maturities	$—	$768.5	$—	$768.5
Short term investments	—	9.2	—	9.2
Total	$—	$777.7	$—	$777.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$501.2	$—	$501.2
U.S. Government obligations	—	140.1	—	140.1
Asset-backed securities	—	45.5	—	45.5
Non-U.S. government obligations	—	22.0	—	22.0
Fixed maturities	$—	$708.8	$—	$708.8
Short term investments	—	14.1	—	14.1
Total	$—	$722.9	$—	$722.9

Financial Liabilities:
Warrant Liability (1)	$—	$—	$—	$—
(1) Fair value of Public and Private warrant liability amounted to less than $0.1 million as of December 31, 2025. These warrants expired on February 9, 2026.

The carrying value of Borrowings under financing agreement approximates the fair value as of June 30, 2026 and December 31, 2025, and is classified as Level 3.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2026 and for the year ended December 31, 2025.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense ("LAE") for the six months ended June 30, 2026 and 2025 ($ in millions):

	June 30,
	2026	2025
Unpaid loss and LAE at beginning of period	$303.1	$298.1
Less: Reinsurance recoverable at beginning of period (1)	133.8	149.5
Net unpaid loss and LAE at beginning of period	169.3	148.6
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	303.7	175.5
Prior years	(16.4)	(12.6)
Total incurred	287.3	162.9
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	197.0	101.0
Prior years	68.7	54.5
Total paid	265.7	155.5
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	190.9	156.0
Reinsurance recoverable at end of period (1)	116.6	153.8
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$307.5	$309.8
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had prior year favorable development on net loss and LAE reserves of $16.4 million for the six months ended June 30, 2026, and prior year favorable development on net loss and LAE reserves of $12.6 million for the six months ended June 30, 2025. No additional premiums or returned premiums have been accrued as a result of prior year effects.

For the six months ended June 30, 2025, current accident year net incurred loss and LAE included $16.9 million related to the January 2025 California Wildfires, excluding the impact of the aggregate catastrophe cap limits, and represented the Company's best estimates based upon available information, including but not limited to industry data, reported claims, reinsurance recoveries and subrogation.

In March 2025, the Company entered into the Participation of Recovery Rights Agreements to sell its subrogation rights related to the January 2025 California wildfires resulting in a reduction of $4.2 million in net unpaid losses.
Reinsurance
In the ordinary course of business, the Company cedes losses and LAE to reinsurance companies to reduce the potential net loss exposure from large losses or catastrophic risks, and to manage regulatory capital requirements. Certain of these arrangements consist of excess of loss and catastrophe contracts, which protect against losses exceeding stipulated amounts. The ceding of risk through reinsurance does not relieve the Company from its obligations to policyholders, and the

Company remains primarily liable with respect to ceded losses and LAE in the event that any reinsurer does not meet obligations assumed under the reinsurance agreements. The Company does not have any significant unsecured recoverable for losses, paid and unpaid including Incurred But Not Reported ("IBNR"), loss adjustment expenses, and unearned premium with any individual reinsurer.
The Company maintains proportional reinsurance contracts which cover all of the Company's products and geographies, and transfers, or “cedes,” a specified percentage of the premium to reinsurers. The Company also opted to manage a portion of the remaining business with non-proportional reinsurance contracts.

Whole Account Quota Share Reinsurance Contracts

The Company agreed to the terms of a reinsurance program effective July 1, 2025 through June 30, 2026 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE ("Hannover") and MAPFRE Re Compania De Reaseguros S.A. ("MAPFRE") (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," approximately 20% of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers, and is settled primarily on a funds-withheld basis. The Reinsurance Program was renewed effective July 1, 2026 and will expire on June 30, 2027, with a reduced effective cession rate of approximately 18% of premiums to Reinsurers. The renewed terms include a $40,000,000 limit per loss occurrence and $100,000,000 in aggregate, including catastrophe losses. Other terms are similar to the contracts that expired on June 30, 2026.

Property Per Risk Excess of Loss Reinsurance Contract

LIC and MIC entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract") which was effective July 1, 2025 and expired on June 30, 2026. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, and further subject to certain limitations. The PPR Contract was not renewed.

Captives

LIC and MIC entered into an Excess of Loss ("XOL") Reinsurance Contract with a captive in Bermuda in which the Company has variable interest. This XOL reinsurance contract primarily covers catastrophe risk on property and car business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract which was effective July 1, 2025 expired on June 30, 2026. The XOL reinsurance contract between the captive and LIC was renewed effective July 1, 2026 and will expire on June 30, 2027, with a limit of liability of $50,000,000 for each loss occurrence and in aggregate. The XOL reinsurance contract between the captive and MIC was not renewed.

The Company is also exposed to some risks on property, car and pet insurance underwritten by LIC and MIC ceded through Quota Share ("QS") Reinsurance Contracts which is retained in an offshore captive subsidiary, Lemonade Re SPC. The MIC QS reinsurance contract which became effective July 1, 2025 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2026 with an increase in cession rate from 35% to 40%. The MIC QS reinsurance contract shall remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract was renewed effective July 1, 2026 through June 30, 2027 with an increase in cession rate from 15% to 25%.

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

The Company had $206.4 million and $158.1 million of outstanding borrowings under financing agreement as of June 30, 2026 and December 31, 2025, respectively. The Company incurred interest expense of $7.0 million and $13.2 million for the three and six months ended June 30, 2026, respectively, and $4.0 million and $7.3 million for the three and six months ended June 30, 2025, respectively. Interest expense is included in “General and administrative expense” in the condensed consolidated statements of operations and comprehensive loss.

New Business Financing Agreement

On June 22, 2026, the Company and Hannover Re (Ireland) DAC ("Hannover Re") entered into a New Business Financing Agreement (the “Financing Agreement”) under which Hannover Re will provide up to $250 million of outstanding capital related to the financing of the Company’s sales and marketing growth efforts. This Financing Agreement is subject to a maximum outstanding capital amount of $150 million from January 1, 2027 through December 31, 2027, and up to $250 million at any time during the period from January 1, 2028 through December 31, 2028.
Under the Agreement, subject to certain terms and conditions, at the start of each month, Hannover Re shall provide financing of up to 80% of the Company's growth spend but not to exceed $20 million per reference cohort. The Company will repay each amount financed based on a specific percentage of premiums collected for assigned customer cohorts associated with the funded growth spend. This repayment amount will include the funding amount plus a rate of return in accordance with the Counterparty Cap Amount, defined as the sum of (a) the greater of (i) 0% or (ii) the three-year U.S. Treasury Bill rate, plus (b) 5.8%. Once fully repaid, the Company will retain all future reference premium related to each assigned customer cohorts. The Financing Agreement also includes certain financial covenants, cancellation and commitment termination provisions.
Beginning January 1, 2027, new financing of the Company’s sales and marketing growth efforts shall be under the Financing Agreement with Hannover Re. Separate reference premium from customer cohorts shall be attributed to financing with Hannover Re. Reference premium from customer cohorts under the Amended and Restated Agreement will continue to be applied to financing with GC.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of June 30, 2026 and December 31, 2025 consist of the following ($ in millions):

	June 30,	December 31,
	2026	2025
Accrued advertising costs	$31.1	$26.2
Lease liabilities	20.0	24.0
Payable to carriers	15.9	11.0
Uncertain tax position	14.4	12.9
Employee compensation	10.1	14.7
Premium taxes payable	6.4	8.9
Advance premium	6.2	3.8
Accrued professional fees	5.2	5.2
Reinsurance payable	4.8	2.5
Interest payable	3.0	2.3
Income taxes payable	0.2	0.6
Other payables	9.3	9.7
Total	$126.6	$121.8

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock is subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 77,326,718 and 75,907,215 total issued and outstanding shares as of June 30, 2026 and December 31, 2025, respectively.

The Company in 2020 made a contribution of 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 14), of which 400,000 shares were owned as of both June 30, 2026 and December 31, 2025.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value $0.00001 per share. As of both June 30, 2026 and December 31, 2025, there were no shares of undesignated preferred stock issued or outstanding.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2026, the 2020 Plan share pool was increased by 3,650,000 shares, equal to the maximum increase allowed under the 2020 Plan. As of June 30, 2026, there were 8,902,808 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the "2020 ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2026, there was no increase in the 2020 ESPP share pool. As of June 30, 2026, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of June 30, 2026, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

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
Options granted to employees and non-employees
The fair value of each option granted during the six months ended June 30, 2026 and 2025 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Six Months Ended June 30,
	2026	2025
Weighted average expected term (years)	6.9	6.0
Risk-free interest rate	3.9%	4.1%
Volatility	80%	79%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units:
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2025	7,253,851	$30.76	6.39	$302.9
Granted	64,507	$56.20
Exercised	(481,371)	$12.59
Canceled/Forfeited	(50,450)	$70.45
Outstanding as of June 30, 2026	6,786,537	$32.00	6.25	$236.3
Options exercisable as of June 30, 2026	5,610,451	$31.30	5.84	$201.3
Options unvested as of June 30, 2026	1,176,086	$35.32	8.22	$35.0

Restricted Stock Units with service condition

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	3,196,072	$29.98
Granted	3,216,149	$58.30
Vested	(938,132)	$27.04
Canceled/Forfeited	(149,336)	$31.99
Outstanding as of June 30, 2026	5,324,753	$47.59
Restricted Stock Units with market condition
In March 2026, the Company’s board of directors approved the grant of 180,000 Restricted Stock Units with market condition ("RSUs with market condition") to each of the Company’s Chief Executive Officer and President. The RSUs with market condition vest based on the achievement of a stock closing price target of $110.00 or above per share for 30 consecutive trading days within a performance window of 24 months from the grant date, and will be forfeited if the market condition is not met. The total grant-date fair value of the RSUs with market condition amounted to $15.4 million. Summarized in the table below are the assumptions used in determining the grant-date fair value of $42.80 using the Monte-Carlo simulation approach for the RSUs with market condition:

Expected term (years)	2.0
Risk-free interest rate	3.7%
Volatility	81%
Expected dividend yield	0%
Stock-based compensation expense relating to the RSUs with market condition is recognized on a straight-line basis over the derived service period of 2 years commencing on grant date, regardless of whether the market condition is satisfied. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense is accelerated, and a cumulative catch-up expense is recorded during the period in which the market condition is met. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. Stock-based compensation expense amounted to $1.9 million and $2.5 million for the three and six months ended June 30, 2026, respectively, and presented under “Technology Development” and “General and Administrative” expense line items in the condensed consolidated statements of operations and comprehensive loss.
Stock-based compensation expense
Stock-based compensation expense from stock options, Restricted Stock Units with service condition ("RSUs with service condition") and RSUs with market condition, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), were included and presented in the condensed consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss and loss adjustment expense, net	$0.6	$0.6	$1.2	$1.1
Other insurance expense	0.8	0.6	1.5	1.3
Sales and marketing (1)	1.0	0.8	2.1	(3.5)
Technology development (2)	9.8	6.9	18.7	13.7
General and administrative (2)	12.3	6.5	22.2	13.1
Total stock-based compensation expense	$24.5	$15.4	$45.7	$25.7
(1) Includes the impact of the canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy in the amount of $5.2 million for the six months ended June 30, 2025.
(2) Includes $1.9 million and $2.5 million of compensation expense related to the RSUs with market condition for the three and six months ended June 30, 2026.

Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$5.2	$5.8	$11.6	$12.3
RSUs with service condition	17.4	9.6	31.6	18.6
RSUs with market condition	1.9	—	2.5	—
Warrant shares	—	—	—	(5.2)
Total stock-based compensation expense	$24.5	$15.4	$45.7	$25.7
The total unrecognized expense granted to employees and non-employees outstanding at June 30, 2026 was $26.3 million for the stock options and $226.1 million for the RSUs, with a remaining weighted-average vesting period of 1.2 years for the stock options and 2.5 years for the RSUs. Total unrecognized stock-based compensation expense related to RSUs with market condition amounted to $12.9 million for the six months ended June 30, 2026.
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

12.    Income Taxes
The consolidated effective tax rate was (3.6)% and (2.2)% for the six months ended June 30, 2026 and 2025, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in unrecognized tax benefits.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest, amounted to $13.4 million and $10.6 million as of June 30, 2026 and 2025, respectively. The increase was primarily due to a prior year change in transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $1.0 million and $0.6 million as of June 30, 2026 and 2025, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could change within the next 12 months.
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
The One Big Beautiful Bill Act ("OBBBA") enacted on July 4, 2025 includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company's results of operations.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(43.4)	$(43.9)	$(79.2)	$(106.3)
Denominator:
Weighted average common shares outstanding - basic and diluted	76,983,877	73,433,379	76,647,656	73,178,708
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.60)	$(1.03)	$(1.45)
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

	June 30,
	2026	2025
Options to purchase common stock	6,786,537	7,896,415
Unvested restricted stock	5,324,753	3,834,992
Warrants for common stock (1)	—	412,969
Total	12,111,290	12,144,376
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263. These warrants expired on February 9, 2026.

14.    Related Party Transactions

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 10), of which 400,000 shares were owned by the Lemonade Foundation as of June 30, 2026 and December 31, 2025. There was no outstanding amount due to or from the Lemonade Foundation as of June 30, 2026 and December 31, 2025.
15.    Commitments and Contingencies
Litigation
The Company is occasionally a party to routine claims or litigation incidental to its business. The Company records accruals for loss contingencies with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

The Company finalized settlements related to the previously disclosed liability exposure from its car insurance quote flow that likely led to the exposure of certain data received by a third party data provider. An accrual for the net liability of $0.9 million was recorded in accordance with ASC 450, and final settlement was made in July 2026.
The Company will continue to monitor all legal issues and assess whether to accrue liability in accordance with ASC 450 based on new information and as further developments arise.

Charges and guarantees

The Company provided guarantees in an aggregate amount of $2.7 million as of both June 30, 2026 and December 31, 2025, with respect to certain office leases.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$294.4	$164.1	$552.4	$315.3
less: Loss and loss adjustment expenses, net	154.0	77.5	287.3	162.9
Other insurance expense	26.7	21.4	50.8	47.5
Sales and marketing	13.3	9.9	25.1	15.0
Advertising expenses	64.4	49.7	118.7	87.8
Technology development	30.0	22.4	56.9	44.4
General and administrative	38.4	28.8	73.4	56.9
Interest expense	7.0	4.0	13.2	7.3
Depreciation and amortization	2.4	4.7	5.1	9.2
Other expenses (1) (2)	—	(11.7)	(1.7)	(11.7)
Income tax expense	1.6	1.3	2.8	2.3
Segment / Consolidated Net Loss	$(43.4)	$(43.9)	$(79.2)	$(106.3)
(1) Includes $11.7 million of tax refund under the ERC program (see Note 12).
(2) Includes $1.7 million recovery related to a pre-acquisition Metromile extra-contractual claim liability which was previously recorded in the third quarter of 2024.
The measure of segment assets is based on total assets as reported on the condensed consolidated balance sheets. The Company does not allocate its assets, including investments, or income taxes in evaluating the segment / consolidated net income (loss).

Gross written premium by location is as follows ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Location	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$77.9	20.5%	$61.3	21.5%	$151.6	20.9%	$121.7	22.6%
Texas	52.1	13.7%	38.8	13.6%	92.8	12.8%	71.3	13.2%
New York	34.0	8.9%	27.0	9.5%	67.3	9.3%	52.9	9.8%
Washington	19.2	5.1%	14.5	5.1%	37.3	5.2%	27.5	5.1%
Illinois	16.8	4.4%	14.1	5.0%	30.7	4.2%	25.7	4.8%
New Jersey	15.5	4.1%	12.8	4.5%	29.9	4.1%	24.5	4.5%
Colorado	16.1	4.2%	10.7	3.8%	29.0	4.0%	17.5	3.2%
Florida	13.0	3.4%	8.2	2.9%	24.2	3.3%	14.5	2.7%
Arizona	10.5	2.8%	7.3	2.6%	20.4	2.8%	13.5	2.5%
Pennsylvania	10.8	2.8%	8.3	2.9%	20.3	2.8%	15.3	2.8%
All other	98.6	26.0%	71.9	25.3%	188.9	26.2%	135.3	25.3%
US	364.5	95.9%	274.9	96.6%	692.4	95.6%	519.7	96.5%
Europe and UK	15.5	4.1%	9.6	3.4%	31.5	4.4%	19.0	3.5%
Total	$380.0	100.0%	$284.5	100.0%	$723.9	100.0%	$538.7	100.0%

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
In addition to digitizing insurance end-to-end, we also reimagined the underlying business model to minimize volatility while maximizing trust and social impact. To lessen the volatility inherent in an industry directly impacted by the weather, we utilize several forms of reinsurance, with the goal of dampening the impact on our gross margin. The result is that excess claims are generally offloaded to reinsurers, while excess premiums can be donated to nonprofits selected by our customers as part of our annual "Giveback". These two ballasts reinsurance, which reduces volatility, and Giveback, which creates an aligned, trustful, and values-rich relationship with our customers, are central to our model.
New Business Financing Agreement

On June 22, 2026, we entered into a New Business Financing Agreement (the “Financing Agreement”) with Hannover Re (Ireland) DAC ("Hannover Re") under which Hannover Re will provide up to $250 million of outstanding capital related to the financing of our sales and marketing growth efforts. This Financing Agreement is subject to a maximum outstanding capital amount of $150 million from January 1, 2027 through December 31, 2027, and up to $250 million at any time during the period from January 1, 2028 through December 31, 2028.
Under the Agreement, subject to certain terms and conditions, at the start of each month, Hannover Re shall provide financing of up to 80% of our growth spend but not to exceed $20 million per reference cohort. We will repay each amount financed based on a specific percentage of premiums collected for assigned customer cohorts associated with the funded growth spend. This repayment amount will include the funding amount plus a rate of return in accordance with the Counterparty Cap Amount, defined as the sum of (a) the greater of (i) 0% or (ii) the three-year U.S. Treasury Bill rate, plus (b) 5.8%. Once fully repaid, we will retain all future reference premium related to each assigned customer cohorts. The Agreement also includes certain financial covenants, cancellation and commitment termination provisions.
Beginning January 1, 2027, financing of our sales and marketing growth efforts shall solely be under the Financing Agreement with Hannover Re. Separate reference premium from customer cohorts shall be attributed to financing with Hannover Re. Reference premium from customer cohorts under the Amended and Restated Agreement will continue to be applied to financing with GC.

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

As of June 30, 2026, we had $206.4 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $13.2 million for the six months ended June 30, 2026.
Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
Seasonality
Seasonal patterns can impact both our rate of customer acquisition and the incurrence of losses.
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

We maintain proportional reinsurance contracts which cover all of the Company's products and geographies, and transfer, or “cede,” a specified percentage of the premium to reinsurers. We also manage a portion of the remaining business with non-proportional reinsurance contracts.
We agreed to the terms of our reinsurance program effective July 1, 2025 through June 30, 2026 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company ("LIC"), Metromile Insurance Company ("MIC") and Lemonade Insurance N.V. ("LINV"), and each of Hannover Ruck SE ("Hannover") and MAPFRE Re Compania De Reaseguros S.A. ("MAPFRE") (collectively referred to as “Reinsurers”) ("Reinsurance Program"). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or "cedes," approximately 20% of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, these contracts are subject to loss ratio caps and variable ceding commission, which align our interests with those of our Reinsurers and is settled primarily on a funds withheld basis. We renewed the Reinsurance Program with Hannover and MAPFRE effective July 1, 2026 and will expire on June 30, 2027, with a reduced effective cession rate of 18% of premiums to Reinsurers. The renewed terms include a $40,000,000 limit per loss occurrence and $100,000,000 in aggregate, including catastrophe losses as defined in the agreement. Other terms are similar to the contracts that expired on June 30, 2026.

LIC and MIC entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the "PPR Contract") which was effective July 1, 2025 and expired on June 30, 2026. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was not renewed.

We also entered into an Excess of Loss Reinsurance Contract (the "XOL reinsurance contract") through a captive in Bermuda in which we have a variable interest. This XOL reinsurance contract primarily covers catastrophe risk on property and car business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract which was effective July 1, 2025 expired on June 30, 2026. The XOL reinsurance contract between the captive and LIC was renewed effective July 1, 2026 and will expire on June 30, 2027, with a limit of liability of $50,000,000 for each loss occurrence and in aggregate. The XOL reinsurance contract between the captive and MIC was not renewed.

We are also exposed to some risks on property, car and pet insurance underwritten by LIC and MIC ceded through Quota Share Reinsurance Contracts (the "QS reinsurance contracts") which is retained in an offshore captive subsidiary, Lemonade Re SPC in the Cayman Islands. The MIC QS reinsurance contract which became effective July 1, 2025 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2026 with an increase in cession rate from 35% to 40%. The MIC QS reinsurance contract will remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract was renewed effective on July 1, 2026 through June 30, 2027 with an increase in cession rate from 15% to 25%.

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
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	3,308,666	2,693,107	3,308,666	2,693,107
In force premium (end of period)	$1,434.3	$1,083.4	$1,434.3	$1,083.4
Premium per customer (end of period)	$433	$402	$433	$402
Annual dollar retention (end of period)	85%	84%	85%	84%
Total revenue	$294.4	$164.1	$552.4	$315.3
Gross earned premium	$332.4	$252.3	$638.6	$485.9
Gross profit	$113.2	$64.3	$213.3	$102.9
Adjusted gross profit	$114.4	$65.6	$215.2	$111.6
Net loss	$(43.4)	$(43.9)	$(79.2)	$(106.3)
Adjusted EBITDA	$(18.7)	$(40.9)	$(35.8)	$(87.9)
Gross profit margin	38%	39%	39%	33%
Adjusted gross profit margin	39%	40%	39%	35%
Ratio of Adjusted gross profit to Gross earned premium	34%	26%	34%	23%
Gross loss ratio	60%	67%	61%	73%
Net loss ratio	61%	69%	62%	75%

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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Change	% Change
	($ in millions)
Revenue
Net earned premium	$252.0	$112.5	$139.5	124%
Ceding commission income	20.4	30.4	(10.0)	(33)%
Net investment income	9.7	9.4	0.3	3%
Commission and other income	12.3	11.8	0.5	4%
Total revenue	294.4	164.1	130.3	79%
Expense
Loss and loss adjustment expense, net	154.0	77.5	76.5	99%
Other insurance expense	26.7	21.4	5.3	25%
Sales and marketing	77.7	59.6	18.1	30%
Technology development	30.0	22.4	7.6	34%
General and administrative	47.8	25.8	22.0	85%
Total expense	336.2	206.7	129.5	63%
Loss before income taxes	(41.8)	(42.6)	0.8	(2)%
Income tax expense	1.6	1.3	0.3	23%
Net loss	$(43.4)	$(43.9)	$0.5	(1)%

Net Earned Premium

Net earned premium increased $139.5 million, or 124%, to $252.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the earning of increased gross written premium and the impact of the reduced cession rate from the Company's reinsurance program as discussed in more detail in the "Reinsurance" section above.

	Three Months Ended June 30,
	2026	2025	Change	% Change
	($ in millions)
Gross written premium	$380.0	$284.5	$95.5	34%
Ceded written premium	(81.9)	(157.1)	75.2	(48)%
Net written premium	$298.1	$127.4	$170.7	134%
Gross written premium increased $95.5 million, or 34%, to $380.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a 23% increase in customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 8% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium decreased $75.2 million, or 48%, to $81.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the impact of the reduced cession rate from the Company's reinsurance program, offset by growth in business across all products. See "Reinsurance" above for further information.

Net written premium increased $170.7 million, or 134%, to $298.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 24% and 55% for the three months ended June 30, 2026 and 2025, respectively, consistent with the change in our participation rate from our reinsurance contracts as discussed in more detail in the "Reinsurance" section above.

	Three Months Ended June 30,
	2026	2025	Change	% Change
	($ in millions)
Gross earned premium	$332.4	$252.3	$80.1	32%
Ceded earned premium	(80.4)	(139.8)	59.4	(42)%
Net earned premium	$252.0	$112.5	$139.5	124%

Ceding Commission Income
Ceding commission income decreased $10.0 million, or 33%, to $20.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, consistent with the reduction in cession rate from the reinsurance program.
Net Investment Income
Net investment income increased $0.3 million, or 3% to $9.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and Non-U.S. Government.
Commission and Other Income
Commission and other income increased $0.5 million, or 4%, to $12.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to installment fees and continued growth on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $76.5 million, or 99%, to $154.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to growth in premium and impact of the reduced cession rate from the reinsurance program, offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business and car.
Insurance Expense
Other insurance expense increased $5.3 million, or 25%, to $26.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Amortization of deferred acquisition costs, net of ceding commissions increased $3.3 million, or 85% as compared to the three months ended June 30, 2025 as a result of growth in business across all products. Credit card processing fees increased $2.0 million, or 35%, as compared to the three months ended June 30, 2025 as a result of the increase in customers and associated premium. Employee-related expense decreased $1.1 million or 18%, as compared to the three months ended June 30, 2025.

Sales and Marketing
Sales and marketing expense increased $18.1 million, or 30%, to $77.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $14.7 million, or 30%, as compared to the three months ended June 30, 2025 consistent with growth in our business. Employee-related expense, including stock-based compensation, increased $1.5 million, or 21%, as compared to three months ended June 30, 2025.
Technology Development
Technology development expense increased $7.6 million, or 34%, to $30.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $5.7 million, or 31%, as compared to the three months ended June 30, 2025 primarily due to increase in headcount. Software expense increased $1.5 million, or 125%, as compared to the three months ended June 30, 2025.
General and Administrative
General and administrative expense increased $22.0 million, or 85%, to $47.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Employee-related expense, including stock-based compensation, increased $7.7 million, or 50%, as compared to three months ended June 30, 2025. Interest expense related to borrowings from financing agreement with GC increased $3.0 million, or 75%, as compared to three months ended June 30, 2025 due to increased borrowings during the period. Bad debt expense increased by $2.1 million or 49%, as compared to three months ended June 30, 2025. Depreciation and amortization decreased by $2.3 million, or 49% as compared to three months ended June 30, 2025. During the three months ended June 30, 2025, we also recorded $11.7 million of tax refund received under the ERC program.
Income Tax Expense
Income tax expense slightly increased by $0.3 million, or 23%, to $1.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by increase in foreign income tax expense and unrecognized tax benefits.
Net Loss
Net loss slightly decreased by $0.5 million, or 1%, to $43.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to the factors described above.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change	% Change
	($ in millions)
Revenue
Net earned premium	$464.6	$216.8	$247.8	114%
Ceding commission income	44.0	57.3	(13.3)	(23)%
Net investment income	19.5	18.9	0.6	3%
Commission and other income	24.3	22.3	2.0	9%
Total revenue	552.4	315.3	237.1	75%
Expense
Loss and loss adjustment expense, net	287.3	162.9	124.4	76%
Other insurance expense	50.8	47.5	3.3	7%
Sales and marketing	143.8	102.8	41.0	40%
Technology development	56.9	44.4	12.5	28%
General and administrative	90.0	61.7	28.3	46%
Total expense	628.8	419.3	209.5	50%
Loss before income taxes	(76.4)	(104.0)	27.6	(27)%
Income tax expense	2.8	2.3	0.5	22%
Net loss	$(79.2)	$(106.3)	$27.1	(25)%
Net Earned Premium
Net earned premium increased $247.8 million, or 114%, to $464.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the earning of increased gross written premium and impact of the reduced cession rate from the Company's reinsurance program as discussed in more detail in the "Reinsurance" section above.

	Six Months Ended June 30,
	2026	2025	Change	% Change
	($ in millions)
Gross written premium	$723.9	$538.7	$185.2	34%
Ceded written premium	(151.8)	(295.9)	144.1	(49)%
Net written premium	$572.1	$242.8	$329.3	136%
Gross written premium increased $185.2 million, or 34%, to $723.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a 23% increase in customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 8% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium decreased $144.1 million, or 49%, to $151.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to impact of the reduced cession rate from the Company's reinsurance program, offset by growth in business across all products. See "Reinsurance" above for further information.

Net written premium increased $329.3 million, or 136%, to $572.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 27% and 55% for the six months ended June 30, 2026 and 2025, consistent with the change in our participation rate from our reinsurance contracts as discussed in more detail in the "Reinsurance" section above.

	Six Months Ended June 30,
	2026	2025	Change	% Change
	($ in millions)
Gross earned premium	$638.6	$485.9	$152.7	31%
Ceded earned premium	(174.0)	(269.1)	95.1	(35)%
Net earned premium	$464.6	$216.8	$247.8	114%

Ceding Commission Income
Ceding commission income decreased $13.3 million, or 23%, to $44.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, consistent with the reduction in cession rate from the reinsurance program.
Net Investment Income
Net investment income increased $0.6 million, or 3%, to $19.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. and non-U.S. Government.
Commission and Other Income
Commission and other income increased $2.0 million, or 9%, to $24.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to installment fees and continued growth on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $124.4 million, or 76%, to $287.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to growth in premium offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business and car. Net incurred losses included the impact of the California Wildfires in January 2025 in the amount of $19.6 million for the six months ended June 30, 2025.
Other Insurance Expense
Other insurance expense increased $3.3 million, or 7%, to $50.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 consistent with growth in business. Amortization of deferred acquisition costs, net of ceding commissions increased $5.5 million, or 75%, as compared to the six months ended June 30, 2025. Credit card fees increased $4.0 million, or 37%, as compared to the six months ended June 30, 2025, as a result of the increase in customers and associated premium. Insurance regulatory fees increased $1.3 million, or 87%, as compared to the six months ended June 30, 2025. Employee-related expense decreased $2.3 million or 19%, as compared to the six months ended June 30, 2025. During the six months ended June 30, 2025, we recorded the California FAIR Plan assessment charge of $6.9 million related to the January 2025 California Wildfires.

Sales and Marketing
Sales and marketing expense increased $41.0 million, or 40%, to $143.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $30.9 million, or 35%, as compared to the six months ended June 30, 2025 consistent with growth in our business. Employee-related expense, including stock-based compensation, increased $2.4 million, or 17%, as compared to six months ended June 30, 2025. Compensation expense related to the warrant shares of $5.2 million due to the termination of the Warrant Agreement with Chewy was recorded during the six months ended June 30, 2025.
Technology Development
Technology development expense increased $12.5 million, or 28%, to $56.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $9.9 million, or 28% , for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Software expense increased by $2.4 million, or 100%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
General and Administrative
General and administrative expense increased $28.3 million, or 46%, to $90.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Employee-related expense, including stock-based compensation, increased by $12.6 million, or 41%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Interest expense related to borrowings from financing agreement with GC increased $5.9 million, or 81%, as compared to six months ended June 30, 2025 due to increased borrowings during the period. Bad debt expense increased $3.4 million, or 38% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Depreciation and amortization expense decreased $4.1 million, or 45% for the six months ended June 30, 2026 compared to six months ended June 30, 2025. During the six months ended June 30, 2025, we also recorded $11.7 million of tax refund received under the ERC program.
Income Tax Expense
Income tax expense increased $0.5 million, or 22%, to $2.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by increase in foreign income tax expense and unrecognized tax benefits.
Net Loss
Net loss decreased $27.1 million, or 25%, to $79.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the factors described above.

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
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Total revenue	$294.4	$164.1	$552.4	$315.3
Adjustments:
Loss and loss adjustment expense, net	(154.0)	(77.5)	(287.3)	(162.9)
Other insurance expense	(26.7)	(21.4)	(50.8)	(47.5)
Depreciation and amortization	(0.5)	(0.9)	(1.0)	(2.0)
Gross profit	$113.2	$64.3	$213.3	$102.9
Gross profit margin (% of total revenue)	38%	39%	39%	33%
Adjustments:
Net investment income	$(9.7)	$(9.4)	$(19.5)	$(18.9)
Interest income and other income	(1.2)	(2.0)	(2.6)	(3.8)
Employee-related expense	4.9	6.1	9.7	12.0
Professional fees and other	6.7	5.7	13.3	17.4
Depreciation and amortization	0.5	0.9	1.0	2.0
Adjusted gross profit	$114.4	$65.6	$215.2	$111.6
Adjusted gross profit margin (% of total revenue)	39%	40%	39%	35%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Numerator: Adjusted gross profit	$114.4	$65.6	$215.2	$111.6
Denominator: Gross earned premium	$332.4	$252.3	$638.6	$485.9
Ratio of Adjusted gross profit to Gross earned premium	34%	26%	34%	23%

Adjusted EBITDA
We define Adjusted EBITDA, a non-GAAP financial measure, as net loss excluding income tax expense, depreciation and amortization, stock-based compensation, interest expense, interest income and others, net investment income, amortization of fair value adjustment on insurance contract intangible liability relating to the acquisition of Metromile, and other one time and non-cash adjustments and other transactions that we would consider to be unique in nature. We exclude these items from Adjusted EBITDA because we do not consider them to be directly attributable to our underlying operating performance. We use Adjusted EBITDA as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with U.S. GAAP, and other companies may define Adjusted EBITDA differently.
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions)
Net loss	$(43.4)	$(43.9)	$(79.2)	$(106.3)
Adjustments:
Income tax expense	$1.6	$1.3	$2.8	$2.3
Depreciation and amortization	2.4	4.7	5.1	9.2
Stock-based compensation (1)	24.5	15.4	45.7	25.7
Interest expense	7.0	4.0	13.2	7.3
Interest income and others	(1.0)	(1.2)	(2.1)	(2.2)
Net investment income	(9.7)	(9.4)	(19.5)	(18.9)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	(0.1)	(0.1)	(0.1)	(0.2)
Other adjustment (2) (3) (4)	—	(11.7)	(1.7)	(4.8)
Adjusted EBITDA	$(18.7)	$(40.9)	$(35.8)	$(87.9)
(1) Includes the impact of canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy of $5.2 million which was recorded in the first quarter of 2025 (See Note 11 of the condensed consolidated financial statements).
(2) Includes $11.7 million of tax refund received in the second quarter of 2025 under the ERC Program (See Note 12 of the condensed consolidated financial statements).
(3) Includes the California FAIR Plan assessment of $6.9 million related to the January 2025 California Wildfires which was recorded in the first quarter of 2025 (See Note 15 of the condensed consolidated financial statements).
(4) Includes $1.7 million recovery received in the first quarter of 2026 related to a pre-acquisition Metromile extra-contractual claim which was previously recorded in the third quarter of 2024.

Liquidity and Capital Resources

As of June 30, 2026, we had $367.6 million in cash and cash equivalents, and $695.2 million in investments. From the date we commenced operations, we have generated negative cash flows from operations, and we have financed our operations primarily through private and public sales of equity securities and third party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing was provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025. On February 3, 2025, the Agreement was further amended in which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. In addition, the Agreement was further amended and restated in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions. As of June 30, 2026, we had $206.4 million of outstanding borrowings under the Amended and Restated Agreement with GC. On June 22, 2026, we entered into a Financing Agreement with Hannover Re under which up to $250 million of outstanding capital will be provided to our sales and marketing growth efforts from January 1, 2027 through December 31, 2028, subject to a maximum outstanding capital amount of $150 million from Funding Begin Date through December 31, 2027, and up to $250 million at any time during the period from January 1, 2028 through December 31, 2028. We believe our existing cash and cash equivalents as of June 30, 2026 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This belief is subject, to a certain extent, to general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of June 30, 2026, cash and investments held by these companies was $810.5 million of which $352.4 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2026, the total adjusted capital of our U.S. insurance subsidiaries was in excess of its respective prescribed risk-based capital requirements.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2026	2025
	($ in millions)
Net cash used in operating activities	$(4.0)	$(41.7)
Net cash used in investing activities	$(66.8)	$(10.8)
Net cash provided by financing activities	$54.4	$44.1

Operating Activities
Cash used in operating activities was $4.0 million for the six months ended June 30, 2026, a decrease of $37.7 million from $41.7 million for the six months ended June 30, 2025. The improvement was driven by the $27.1 million reduction in our net loss and changes in our operating assets and liabilities. The decrease in cash used in operating activities from the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company, offset by collection of premiums and recoveries from reinsurance partners.
Investing Activities
Cash used in investing activities was $66.8 million for the six months ended June 30, 2026, primarily due to purchases of U.S. government obligations, corporate debt securities, asset-backed securities including collateralized loan obligations, short term investments offset by proceeds from sales and maturities of U.S. government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
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
Financing Activities
Cash provided by financing activities was $54.4 million for the six months ended June 30, 2026, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $44.1 million for the six months ended June 30, 2025, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of June 30, 2026 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,062.8 million in cash, cash equivalents and investments available at June 30, 2026. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities decrease, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2026, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2026, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is occasionally a party to routine claims or litigation incidental to its business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition or results of operations. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Maya Prosor	Adopted	May 6, 2026	X		22,500	August 31, 2027
Chief Business Officer
*Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except for the foregoing, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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
10.1*†
Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, Hannover Ruck SE effective July 1, 2026

10.2*†
Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, MAPFRE Re Compania De Reaseguros S.A. (Spain) effective July 1, 2026

10.3*†	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurers effective July 1, 2026
10.4*†	New Business Financing Agreement dated June 22, 2026 between Lemonade, Inc. and Hannover Re (Ireland) DAC
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	August 4, 2026	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	August 4, 2026	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer