Form 10-Q
period 2026-09-30
Lemonade, Inc.
filed 2026-11-05
CIK 1691421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2026, the registrant had 77,921,214 shares of common stock, $0.00001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation statements regarding the following: our future results of operations and financial position, our ability to achieve profitability and expand our business, our ability to effectively manage the growth of our business, our ability to attract, retain and expand our customer base and attain greater value from each customer, our ability to operate under and maintain our business model, our ability to maintain and enhance our brand and reputation, the effects of seasonal trends on our results of operations, the impact of catastrophe events or natural disasters on our results of operations, our ability to compete effectively in our industry, the future performance of the markets in which we operate, our ability to maintain or renew reinsurance contracts on acceptable terms, the effects of changes in our reinsurance structure and retention levels, the adequacy of our loss and loss adjustment reserves and pricing, the impact of conflict in Israel and the surrounding region, the potential effects of macroeconomic conditions including inflation, changes in trade policy and tariffs on our claims costs and results of operations, our ability to continue to develop and deploy artificial intelligence and technology, maintain relationships with third-party service providers and protect the continuity and security of our technology infrastructure and customer data, our ability to expand into new products and geographic markets, our expectations regarding future expenses, anticipated benefits of and our ability to maintain our financing arrangements, the impact of laws and regulations including tax legislation, the outcome and potential impact of litigation and legal proceedings, the sufficiency of our capital and liquidity, the performance of our investment portfolio, and the plans and objectives of management for future operations and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•Our future revenue growth depends on our ability to increase the lifetime value of our customers and attain greater value from each customer.
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
•The Lemonade brand may not become as widely known as incumbents' brands or the brand may become tarnished.
•Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks.
•There may be an adverse impact of the growth financing agreements.
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
•The factors described under the sections “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) and in this Quarterly Report.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. In this Quarterly Report, unless we indicate otherwise or the context requires, “Lemonade,” the “Company,” “we,” “our,” “ours” and “us” refer to Lemonade, Inc. and its consolidated subsidiaries, including Lemonade Insurance Company, Lemonade Insurance Agency, LLC, Metromile, Inc. and Metromile Insurance Company.
Where You Can Find More Information
Investors and others should note that we may use our website (https://investor.lemonade.com/home/default.aspx), our company account on X (@Lemonade_Inc), and LinkedIn (@Lemonade-Inc) as a means of disclosing information and for complying with our disclosure obligations under Regulation FD. The information we post through these channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, and public conference calls, investors should monitor these channels. The contents of our website and social media channels are not part of this Quarterly Report.

Table of contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As of
	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments
Fixed maturities available-for-sale, at fair value (amortized cost: $733.7 million and $706.0 million as of September 30, 2026 and December 31, 2025, respectively)	$720.9	$708.8
Short-term investments (cost: $72.8 million and $14.1 million as of September 30, 2026 and December 31, 2025, respectively)	72.8	14.1
Total investments	793.7	722.9
Cash, cash equivalents and restricted cash	385.2	396.8
Premium receivable, net of allowance for credit losses of $6.1 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively	561.2	402.3
Reinsurance recoverable	121.2	153.4
Prepaid reinsurance premium	118.7	147.9
Deferred acquisition costs	18.4	12.1
Property and equipment, net	21.8	15.8
Intangible assets	8.1	8.1
Goodwill	19.0	19.0
Other assets	42.0	47.4
Total assets	$2,089.3	$1,925.7

Liabilities and Stockholders' Equity
Unpaid loss and loss adjustment expense	$321.2	$303.1
Unearned premium	748.2	577.0
Trade payables	1.0	0.5
Funds held for reinsurance treaties	125.8	169.5
Deferred ceding commission	30.2	38.2
Ceded premium payable	35.0	23.9
Borrowings under financing agreement	231.6	158.1
Other liabilities and accrued expenses	124.5	121.8
Total liabilities	1,617.5	1,392.1
Commitments and Contingencies (Note 15)
Stockholders' equity
Common stock, $0.00001 par value, 200,000,000 shares authorized; 77,864,430 and 75,907,215 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,069.4	1,991.5
Accumulated deficit	(1,587.2)	(1,464.3)
Accumulated other comprehensive (loss) income	(10.4)	6.4
Total stockholders' equity	471.8	533.6
Total liabilities and stockholders' equity	$2,089.3	$1,925.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
($ in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Net earned premium	$294.8	$140.0	$759.4	$356.8
Ceding commission income	17.4	32.2	61.4	89.5
Net investment income	10.3	9.7	29.8	28.6
Commission and other income	13.6	12.6	37.9	34.9
Total revenue	336.1	194.5	888.5	509.8

Expense
Loss and loss adjustment expense, net	187.4	89.6	474.7	252.5
Other insurance expense	29.2	24.1	80.0	71.6
Sales and marketing	82.7	57.4	226.5	160.2
Technology development	29.2	24.7	86.1	69.1
General and administrative	50.8	35.0	140.8	96.7
Total expense	379.3	230.8	1,008.1	650.1
Loss before income taxes	(43.2)	(36.3)	(119.6)	(140.3)
Income tax expense	0.5	1.2	3.3	3.5
Net loss	$(43.7)	$(37.5)	$(122.9)	$(143.8)

Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in fixed maturities	(9.0)	0.6	(15.6)	2.2
Foreign currency translation adjustment	(1.1)	0.4	(1.2)	9.1
Comprehensive loss	$(53.8)	$(36.5)	$(139.7)	$(132.5)

Per share data:
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.51)	$(1.60)	$(1.96)

Weighted average common shares outstanding - basic and diluted	77,544,773	74,194,138	76,949,983	73,520,889

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in millions, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	75,907,215	$—	$1,991.5	$(1,464.3)	$6.4	$533.6
Exercise of stock options and distribution of restricted stock units	879,505	—	4.7	—	—	4.7
Stock-based compensation	—	—	21.2	—	—	21.2
Net loss	—	—	—	(35.8)	—	(35.8)
Other comprehensive loss	—	—	—	—	(5.7)	(5.7)
Balance as of March 31, 2026	76,786,720	$—	$2,017.4	$(1,500.1)	$0.7	$518.0
Exercise of stock options and distribution of restricted stock units	539,998	—	1.4	—	—	1.4
Stock-based compensation	—	—	24.5	—	—	24.5
Net loss	—	—	—	(43.4)	—	(43.4)
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Balance as of June 30, 2026	77,326,718	$—	$2,043.3	$(1,543.5)	$(0.3)	$499.5
Exercise of stock options and distribution of restricted stock units	537,712	—	2.9	—	—	2.9
Stock-based compensation	—	—	23.2	—	—	23.2
Net loss	—	—	—	(43.7)	—	(43.7)
Other comprehensive loss	—	—	—	—	(10.1)	(10.1)
Balance as of September 30, 2026	77,864,430	$—	$2,069.4	$(1,587.2)	$(10.4)	$471.8

Balance as of December 31, 2024	72,720,866	$—	$1,898.3	$(1,298.8)	$(6.1)	$593.4
Exercise of stock options and distribution of restricted stock units	492,005	—	1.5	—	—	1.5
Stock-based compensation	—	—	10.3	—	—	10.3
Net loss	—	—	—	(62.4)	—	(62.4)
Other comprehensive income	—	—	—	—	2.7	2.7
Balance as of March 31, 2025	73,212,871	$—	$1,910.1	$(1,361.2)	$(3.4)	$545.5
Exercise of stock options and distribution of restricted stock units	606,839	—	2.5	—	—	2.5
Stock-based compensation	—	—	15.4	—	—	15.4
Net loss	—	—	—	(43.9)	—	(43.9)
Other comprehensive income	—	—	—	—	7.6	7.6
Balance as of June 30, 2025	73,819,710	$—	$1,928.0	$(1,405.1)	$4.2	$527.1
Exercise of stock options and distribution of restricted stock units	846,211	—	8.5	—	—	8.5
Stock-based compensation	—	—	17.1	—	—	17.1
Net loss	—	—	—	(37.5)	—	(37.5)
Other comprehensive income	—	—	—	—	1.0	1.0
Balance as of September 30, 2025	74,665,921	$—	$1,953.6	$(1,442.6)	$5.2	$516.2
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Table of contents
LEMONADE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(122.9)	$(143.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7.7	12.6
Stock-based compensation	68.9	42.8
Amortization of premium on bonds	(3.5)	(4.4)
Provision for bad debt	22.1	14.1
Gain on early lease termination	—	(2.3)
Changes in operating assets and liabilities:
Premium receivable	(181.0)	(108.2)
Reinsurance recoverable	32.2	2.7
Prepaid reinsurance premium	29.2	50.2
Deferred acquisition costs	(6.3)	(1.3)
Other assets	5.2	3.6
Unpaid loss and loss adjustment expense	18.1	14.0
Unearned premium	171.2	112.9
Trade payables	0.5	0.6
Funds held for reinsurance treaties	(43.7)	(17.1)
Deferred ceding commission	(8.0)	(15.6)
Ceded premium payable	11.1	(4.8)
Other liabilities and accrued expenses	2.5	6.8
Net cash provided by (used in) operating activities	3.3	(37.2)
Cash flows from investing activities:
Proceeds from short-term investments sold or matured	23.0	28.0
Proceeds from bonds sold or matured	412.5	299.6
Cost of short-term investments acquired	(81.2)	(23.7)
Cost of bonds acquired	(436.9)	(367.8)
Purchases of property and equipment	(13.5)	(6.3)
Net cash used in investing activities	(96.1)	(70.2)
Cash flows from financing activities:
Proceeds from borrowings under financing agreement	140.8	96.3
Payments on borrowings under financing agreement	(67.4)	(40.7)
Proceeds from stock exercises	9.0	12.5
Net cash provided by financing activities	82.4	68.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.2)	9.1
Net decrease in cash, cash equivalents and restricted cash	(11.6)	(30.2)
Cash, cash equivalents and restricted cash at beginning of period	396.8	385.7
Cash, cash equivalents and restricted cash at end of period	$385.2	$355.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.8	$2.2
Cash paid for interest expense on borrowings under financing agreement	$19.9	$11.2

Non-cash transaction:
Right-of-use assets derecognized due to modified lease liability	$—	$3.1
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEMONADE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of the Business
Lemonade, Inc. is a public benefit corporation organized under Delaware law on June 17, 2015. It provides certain personnel, facilities and services to each of its property and casualty insurance subsidiaries and non-insurance subsidiaries (together with Lemonade, Inc., the “Company”), all of which are 100% owned, directly or indirectly, by Lemonade, Inc. For the list of the Company's subsidiaries and for more complete descriptions and discussions, see Note 1 - Nature of the Business, of the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 as included in the Company's Annual Report on Form 10-K (the “Annual Report on Form 10-K”).
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
Unaudited interim financial information
The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The condensed consolidated balance sheet at December 31, 2025 was derived from the audited annual financial statements and do not contain all of the footnote disclosures from the audited annual financial statements of the Company. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 as included in the Company’s Annual Report on Form 10-K.
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

4.Summary of Significant Accounting Policies
Cash, cash equivalents and restricted cash
The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025 ($ in millions):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$369.2	$385.0
Restricted cash	16.0	11.8
Total cash, cash equivalents and restricted cash	$385.2	$396.8
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
New Accounting Pronouncements
Recently Issued Accounting Pronouncements Pending Adoption
In December 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures in the financial statements which disaggregates information underlying certain relevant income statement expense captions in tabular format. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
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

5.    Investments
Unrealized gains and losses
The following tables present cost or amortized cost and fair values of investment in fixed maturities as of September 30, 2026 and December 31, 2025 ($ in millions):

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2026
Corporate debt securities	$466.3	$—	$(9.2)	$457.1
U.S. Government obligations	158.0	—	(2.9)	155.1
Asset-backed securities and collateralized loan obligations	80.3	—	(0.5)	79.8
Non-U.S. government obligations	29.1	—	(0.2)	28.9
Total	$733.7	$—	$(12.8)	$720.9

December 31, 2025
Corporate debt securities	$499.2	$2.0	$—	$501.2
U.S. Government obligations	139.5	0.6	—	140.1
Asset-backed securities	45.3	0.2	—	45.5
Non-U.S. government obligations	22.0	—	—	22.0
Total	$706.0	$2.8	$—	$708.8

Gross unrealized losses for investments in fixed maturities was $12.8 million as of September 30, 2026 and less than $0.1 million as of December 31, 2025. Gross unrealized gains and losses on investments in fixed maturities were recorded as a component of accumulated other comprehensive income (loss).
Contractual maturities of bonds
The following table presents the cost or amortized cost and estimated fair value of investments in fixed maturities as of September 30, 2026 by contractual maturity ($ in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Cost or Amortized Cost	Fair Value
Due in one year or less	$86.5	$86.2
Due after one year through five years	566.9	554.9
Due after five years through ten years	—	—
Due after ten years	—	—
Sub-total	653.4	641.1
Asset-backed securities and collateralized loan obligations	80.3	79.8
Total	$733.7	$720.9

Net investment income
Details of the Company's net investment income is as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on cash and cash equivalents	$1.9	$2.1	$5.9	$6.3
Fixed maturities	7.9	7.5	23.4	21.9
Short-term investments	0.6	0.2	0.8	0.7
Total	10.4	9.8	30.1	28.9
Investment expense	0.1	0.1	0.3	0.3
Net investment income	$10.3	$9.7	$29.8	$28.6

Investment gains and losses
The Company had pre-tax net realized capital loss of $0.2 million and net realized capital gain of $0.3 million for the three and nine months ended September 30, 2026, and pre-tax net realized capital gain of $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, which were included in “Commission and other income” in the condensed consolidated statements of operations and comprehensive loss.
Aging of gross unrealized losses
The following table presents the gross unrealized losses and related fair values for the Company’s investment in fixed maturities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025 ($ in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Corporate debt securities	$453.3	$(9.2)	$—	$—	$453.3	$(9.2)
U.S. Government obligations	153.8	(2.9)	—	—	153.8	(2.9)
Asset-backed securities and collateralized loan obligations	66.3	(0.5)	—	—	66.3	(0.5)
Non-U.S. government obligations (1)	24.0	(0.2)	2.5	—	26.5	(0.2)
Total	$697.4	$(12.8)	$2.5	$—	$699.9	$(12.8)
(1) Gross unrealized losses for Non-U.S. government obligations amounted to less than $0.1 million.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Corporate debt securities	$45.9	$—	$4.9	$—	$50.8	$—
U.S. Government obligations	0.4	—	—	—	0.4	—
Asset-backed securities	—	—	—	—	—	—
Non-U.S. government obligations	7.2	—	—	—	7.2	—
Total	$53.5	$—	$4.9	$—	$58.4	$—

As of September 30, 2026, 576 of the securities held were in an unrealized loss position. There were 3 investments in fixed maturities with gross unrealized losses for twelve months or more as of September 30, 2026. Investments in fixed maturities with gross unrealized losses for twelve months or more amounted to less than $0.1 million as of both September 30, 2026 and December 31, 2025. The Company determined that unrealized losses on fixed maturities were primarily due to the interest rate environment, general market conditions, and not credit risk related to issuers of these securities. The Company does not intend to sell these investments in fixed maturities, and it is not more likely than not that the Company will be required to sell these investments in fixed maturities before recovery of the amortized cost basis. No allowance for credit losses related to any of these securities was recorded for the three and nine months ended September 30, 2026. The Company does not measure an allowance for credit losses on accrued interest receivable and would instead write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.
Restricted investments
Restricted investments are held in a trust account securing the Company’s insurance subsidiary's contractual obligations under the Property Catastrophe Excess of Loss reinsurance contract with a captive in Bermuda (see Note 7) which will not be released until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments of $53.2 million as of September 30, 2026 and $81.5 million as of December 31, 2025.
6.     Fair Value Measurements
The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 ($ in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$457.1	$—	$457.1
U.S. Government obligations	—	155.1	—	155.1
Asset-backed securities and collateralized loan obligations	—	79.8	—	79.8
Non-U.S. government obligations	—	28.9	—	28.9
Fixed maturities	$—	$720.9	$—	$720.9
Short term investments	—	72.8	—	72.8
Total	$—	$793.7	$—	$793.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Corporate debt securities	$—	$501.2	$—	$501.2
U.S. Government obligations	—	140.1	—	140.1
Asset-backed securities	—	45.5	—	45.5
Non-U.S. government obligations	—	22.0	—	22.0
Fixed maturities	$—	$708.8	$—	$708.8
Short term investments	—	14.1	—	14.1
Total	$—	$722.9	$—	$722.9

The carrying value of Borrowings under financing agreement approximates the fair value as of September 30, 2026 and December 31, 2025, and is classified as Level 3.

The fair value of all different classes of Level 2 fixed maturities and short-term investments are estimated by using quoted prices from a third-party valuation service provider to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments.
There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2026 and for the year ended December 31, 2025.
7.    Unpaid Loss and Loss Adjustment Expense
The following table presents the activity in the liability for unpaid loss and loss adjustment expense (“LAE”) for the nine months ended September 30, 2026 and 2025 ($ in millions):

	September 30,
	2026	2025
Unpaid loss and LAE at beginning of period	$303.1	$298.1
Less: Reinsurance recoverable at beginning of period (1)	133.8	149.5
Net unpaid loss and LAE at beginning of period	169.3	148.6
Add: Incurred loss and LAE, net of reinsurance, related to:
Current year	495.1	271.4
Prior years	(20.4)	(18.9)
Total incurred	474.7	252.5
Deduct: Paid loss and LAE, net of reinsurance, related to:
Current year	350.4	171.2
Prior years	71.1	65.9
Total paid	421.5	237.1
Unpaid loss and LAE, net of reinsurance recoverable, at end of period	222.5	164.0
Reinsurance recoverable at end of period (1)	98.7	148.1
Unpaid loss and LAE, gross of reinsurance recoverable, at end of period	$321.2	$312.1
(1) Reinsurance recoverable in this table includes only ceded unpaid loss and LAE.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders' equity. Additional variability exists due to accident year allocations of ceded amounts in accordance with the reinsurance agreements, which is not expected to result in any changes to the ultimate liability. Other factors that can impact loss reserve development may also include trends in general economic conditions, including the effects of inflation. The Company had prior year favorable development on net loss and LAE reserves of $20.4 million for the nine months ended September 30, 2026, and prior year favorable development on net loss and LAE reserves of $18.9 million for the nine months ended September 30, 2025. No additional premiums or returned premiums have been accrued as a result of prior year effects.

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
Reinsurance
In the ordinary course of business, the Company cedes losses and LAE to reinsurance companies to reduce the potential net loss exposure from large losses or catastrophic risks, and to manage regulatory capital requirements. Certain of these arrangements consist of excess of loss and catastrophe contracts, which protect against losses exceeding stipulated amounts. The ceding of risk through reinsurance does not relieve the Company from its obligations to policyholders, and the

Company remains primarily liable with respect to ceded losses and LAE in the event that any reinsurer does not meet obligations assumed under the reinsurance agreements. The Company does not have any significant unsecured recoverable for losses, paid and unpaid including Incurred But Not Reported (“IBNR”), loss adjustment expenses, and unearned premium with any individual reinsurer.
The Company maintains proportional reinsurance contracts which cover all of the Company's products and geographies, and transfers, or “cedes,” a specified percentage of the premium to reinsurers. The Company also opted to manage a portion of the remaining business with non-proportional reinsurance contracts.

Whole Account Quota Share Reinsurance Contracts

The Company agreed to the terms of a reinsurance program effective July 1, 2025 through June 30, 2026 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company (“LIC”), Metromile Insurance Company (“MIC”) and Lemonade Insurance N.V. (“LINV”), and each of Hannover Ruck SE (“Hannover”) and MAPFRE Re Compania De Reaseguros S.A. (“MAPFRE”) (collectively referred to as “Reinsurers”) (“Reinsurance Program”). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or “cedes,” approximately 20% of premium to the Reinsurers. In exchange, these Reinsurers pay the Company a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, the contracts are subject to loss ratio caps and variable ceding commission levels, which align the Company's interests with those of its Reinsurers, and is settled primarily on a funds-withheld basis. The Reinsurance Program was renewed effective July 1, 2026 and will expire on June 30, 2027, with a reduced effective cession rate of approximately 18% of premiums to Reinsurers. The renewed terms include a $40,000,000 limit per loss occurrence and $100,000,000 in aggregate, including catastrophe losses. Other terms are similar to the contracts that expired on June 30, 2026.

On September 30, 2026, the Company entered into a Commutation and Release Agreement with certain reinsurers (collectively referred to as the “Agreements”) related to the 2023 Whole Account Quota Share Reinsurance Contracts. Under the Agreements, all parties are released and discharged from all obligations effective June 30, 2026 and will be settled in cash by the reinsurers in the total amount of $3.8 million. The Company recognized a gain on commutation of $3.5 million resulting from the settlement and was recorded as a reduction in ceded premium in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026.

Property Per Risk Excess of Loss Reinsurance Contract

LIC and MIC entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the “PPR Contract”) which was effective July 1, 2025 and expired on June 30, 2026. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, and further subject to certain limitations. The PPR Contract was not renewed.

Captives

LIC and MIC entered into an Excess of Loss (“XOL”) Reinsurance Contract with a captive in Bermuda in which the Company has variable interest. This XOL reinsurance contract primarily covers catastrophe risk on property and car business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract which was effective July 1, 2025 expired on June 30, 2026. The XOL reinsurance contract between the captive and LIC was renewed effective July 1, 2026 and will expire on June 30, 2027, with a limit of liability of $50,000,000 for each loss occurrence and in aggregate. The XOL reinsurance contract between the captive and MIC was not renewed.

The Company is also exposed to some risks on property, car and pet insurance underwritten by LIC and MIC ceded through Quota Share (“QS”) Reinsurance Contracts which is retained in an offshore captive subsidiary, Lemonade Re SPC. The MIC QS reinsurance contract which became effective July 1, 2025 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2026 with an increase in cession rate from 35% to 40%. The MIC QS reinsurance contract shall remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract was renewed effective July 1, 2026 through June 30, 2027 with an increase in cession rate from 15% to 25%.

Through the captives, the Company is exposed to the risk of natural catastrophe events and other covered risks under the reinsurance contracts from policies underwritten by LIC and MIC.

8.    Borrowings under Financing Agreement

Customer Investment Agreement

On June 28, 2023, the Company entered into a Customer Investment Agreement (the “Agreement”), with GC Customer Value Arranger, LLC (a General Catalyst company) (“GC”). Under the Agreement, up to $150 million of financing would be provided for the Company’s sales and marketing growth efforts. The Agreement had a commitment period of 18 months which expired on December 31, 2024 (“Original Commitment End Date”).

On January 8, 2024, the Company entered into an Amended and Restated Customer Investment Agreement with GC to provide up to an additional $140 million of financing to the Company from the Original Commitment End Date through December 31, 2025 for sales and marketing growth efforts. On February 3, 2025, the Agreement was further amended under which GC will provide up to an additional $200 million of financing for sales and marketing growth efforts from January 1, 2026 to December 31, 2026. In addition, the Agreement was further amended and restated in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions (collectively, the “Amended and Restated Agreement”). The Amended and Restated Agreement contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms. Under all of these agreements, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of between 50% to 80% of the Company’s growth spend (the “Investment Amount”) will be advanced by GC. During each growth period, the Company will repay a portion of each outstanding Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, the Company will retain all future reference income related to each respective Investment Amount.

The Company had $231.6 million and $158.1 million of outstanding borrowings under financing agreement as of September 30, 2026 and December 31, 2025, respectively. The Company incurred interest expense of $8.1 million and $21.3 million for the three and nine months ended September 30, 2026, respectively, and $4.6 million and $11.9 million for the three and nine months ended September 30, 2025, respectively. Interest expense is included in “General and administrative expense” in the condensed consolidated statements of operations and comprehensive loss.

New Business Financing Agreement

On June 22, 2026, the Company and Hannover Re (Ireland) DAC (“Hannover Re”) entered into a New Business Financing Agreement (the “Financing Agreement”) under which Hannover Re will provide up to $250 million of outstanding capital related to the financing of the Company’s sales and marketing growth efforts. This Financing Agreement is subject to a maximum outstanding capital amount of $150 million from January 1, 2027 through December 31, 2027, and up to $250 million at any time during the period from January 1, 2028 through December 31, 2028.
Under the Financing Agreement, subject to certain terms and conditions, at the start of each month, Hannover Re shall provide financing of up to 80% of the Company's growth spend but not to exceed $20 million per reference cohort. The Company will repay each amount financed based on a specific percentage of premiums collected for assigned customer cohorts associated with the funded growth spend. This repayment amount will include the funding amount plus a rate of return in accordance with the Counterparty Cap Amount, defined as the sum of (a) the greater of (i) 0% or (ii) the three-year U.S. Treasury Bill rate, plus (b) 5.8%. Once fully repaid, the Company will retain all future reference premium related to each assigned customer cohort. The Financing Agreement also includes certain financial covenants, cancellation and commitment termination provisions.
Beginning January 1, 2027, all new financing of the Company’s sales and marketing growth efforts shall be under the Financing Agreement with Hannover Re. Separate reference premium from customer cohorts shall be attributed to financing with Hannover Re. Reference premium from customer cohorts under the Amended and Restated Agreement will continue to be applied to financing with GC.

9.    Other Liabilities and Accrued Expenses
Other liabilities and accrued expenses as of September 30, 2026 and December 31, 2025 consist of the following ($ in millions):

	September 30,	December 31,
	2026	2025
Payable to carriers	$19.8	$11.0
Accrued advertising costs	19.2	26.2
Lease liabilities	18.0	24.0
Uncertain tax position	14.3	12.9
Employee compensation	11.5	14.7
Premium taxes payable	9.7	8.9
Reinsurance payable	8.5	2.5
Accrued professional fees	5.5	5.2
Advance premium	5.1	3.8
Interest payable	3.6	2.3
Income taxes payable	0.5	0.6
Other payables	8.8	9.7
Total	$124.5	$121.8

10.    Stockholders’ Equity

Common stock

The Company's certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of par value $0.00001 per share common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock. There were 77,864,430 and 75,907,215 total issued and outstanding shares as of September 30, 2026 and December 31, 2025, respectively.

The Company in 2020 contributed 500,000 issued shares of common stock to the Lemonade Foundation, a related party (Note 14), of which 400,000 shares were owned as of both September 30, 2026 and December 31, 2025.

Undesignated Preferred Stock

The Company's certificate of incorporation, as amended and restated in 2020, authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, with par value $0.00001 per share. As of both September 30, 2026 and December 31, 2025, there were no shares of undesignated preferred stock issued or outstanding.

Warrants

The Company in 2022 entered into an omnibus agreement (the “Omnibus Agreement”) and a warrant agreement (the “Warrant Agreement” and, together with the Omnibus Agreement, the “Agreements”) with Chewy Insurance Services, LLC (the “Warrantholder” or “Chewy”) in connection with the execution of an agency agreement on the same date between the Company, Lemonade Insurance Agency, LLC, Lemonade Insurance Company and the Warrantholder. In connection with the Agreements, the Company was authorized to issue to the Warrantholder 3,352,025 shares of the Company’s common stock underlying the warrant with an exercise price of $0.01 per share, vesting in installments, in increasing amounts over a period of five years. The Warrant Agreement allowed the Company to cancel unvested warrant shares which were subject to certain vesting events and thresholds. On April 4, 2025, the Company terminated the Agreements with Chewy and canceled the remaining 3,170,834 unvested warrant shares.

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
The number of shares initially reserved for issuance under the 2020 Plan is 5,503,678 shares, inclusive of available shares previously reserved for issuance under the 2015 Incentive Share Option Plan, as amended and restated on September 4, 2019 (the “2015 Plan”). In addition, the number of shares reserved for issuance under the 2020 Plan is subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. Annually, on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the reserve will be increased by an amount equal to the lesser of (A) 5% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. On January 1, 2026, the 2020 Plan share pool was increased by 3,650,000 shares, equal to the maximum increase allowed under the 2020 Plan. As of September 30, 2026, there were 8,672,042 shares of common stock available for future grants.
2020 Employee Stock Purchase Plan
On July 2, 2020, the Company's board of directors adopted and the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company's IPO in 2020. The total shares of common stock initially reserved for issuance under the 2020 ESPP is limited to 1,000,000 shares. In addition, the number of shares available for issuance under the 2020 ESPP will be increased on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (A) 1,000,000 shares, (B) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares as is determined by the board of directors. The board of directors or a committee of the board of directors will administer and will have authority to interpret the terms of the 2020 ESPP and determine eligibility of participants. On January 1, 2026, there was no increase in the 2020 ESPP share pool. As of September 30, 2026, there were no shares of common stock issued under the 2020 ESPP.
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
Pursuant to the 2015 Plan, the Company had reserved 7,312,590 shares of common stock for issuance. Effective immediately upon the approval of the 2020 Plan, the remaining shares of common stock available for future grant under the 2015 Plan were transferred to the 2020 Plan. As of September 30, 2026, there were no shares of common stock available for future grant under the 2015 Plan. Subsequent to the approval of the 2020 Plan, no additional grants will be made under the 2015 Plan and any outstanding awards under the 2015 Plan will continue with their original terms.

Assumed Share Option Plans
As part of the acquisition of Metromile in 2022, the Company assumed the Metromile 2011 Incentive Stock Plan (“2011 Plan") and Metromile 2021 Incentive Stock Plan (“2021 Plan”) (collectively referred to as “Assumed Plans”). The Company assumed equity awards of 404,207 which were granted from the respective Assumed Plans and will be settled in the Company's common stock. The remaining unallocated shares reserved under both 2011 Plan and 2021 Plan were canceled and no new awards will be granted under these Assumed Plans.
Options granted to employees and non-employees
The fair value of each option granted during the nine months ended September 30, 2026 and 2025 is estimated on the date of grant using the Black-Scholes model based on the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Weighted average expected term (years)	6.9	5.8
Risk-free interest rate	3.9%	4.0%
Volatility	80%	81%
Expected dividend yield	0%	0%
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
The following tables summarize activity of stock options and restricted stock units:
Stock options

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				($ in millions)
Outstanding as of December 31, 2025	7,253,851	$30.76	6.39	$302.9
Granted	64,507	$56.20
Exercised	(579,428)	$15.61
Canceled/Forfeited	(69,525)	$77.45
Outstanding as of September 30, 2026	6,669,405	$31.84	5.99	$118.6
Options exercisable as of September 30, 2026	5,746,208	$30.97	5.63	$105.1
Options unvested as of September 30, 2026	923,197	$37.23	8.19	$13.5

Restricted Stock Units

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	3,196,072	$29.98
Granted (1)	3,588,974	$57.80
Vested	(1,377,787)	$28.33
Canceled/Forfeited	(272,320)	$35.40
Outstanding as of September 30, 2026	5,134,939	$49.62
(1) Includes restricted stock units with market condition as discussed below.
Restricted Stock Units with market condition
In March 2026, the Company’s board of directors approved the grant of 180,000 Restricted Stock Units with market condition (“RSUs with market condition”) to each of the Company’s Chief Executive Officer and President. The RSUs with market condition vest based on the achievement of a stock closing price target of $110.00 or above per share for 30 consecutive trading days within a performance window of 24 months from the grant date, and will be forfeited if the market condition is not met. The total grant-date fair value of the RSUs with market condition amounted to $15.4 million. Summarized in the table below are the assumptions used in determining the grant-date fair value of $42.80 using the Monte-Carlo simulation approach for the RSUs with market condition:

Expected term (years)	2.0
Risk-free interest rate	3.7%
Volatility	81%
Expected dividend yield	0%
Stock-based compensation expense relating to the RSUs with market condition is recognized on a straight-line basis over the derived service period of 2 years commencing on grant date, regardless of whether the market condition is satisfied. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense is accelerated, and a cumulative catch-up expense is recorded during the period in which the market condition is met. Stock-based compensation expense is not reversed if the achievement of the market condition does not occur. Stock-based compensation expense amounted to $1.9 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, and presented under “Technology Development” and “General and Administrative” expense line items in the condensed consolidated statements of operations and comprehensive loss.
Stock-based compensation expense
Stock-based compensation expense from stock options, Restricted Stock Units with service condition (“RSUs with service condition”) and RSUs with market condition, including equity awards from the Assumed Plans as discussed above and warrants (Note 10), were included and presented in the condensed consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss and loss adjustment expense, net	$0.6	$0.6	$1.8	$1.7
Other insurance expense	0.8	0.8	2.3	2.1
Sales and marketing (1)	1.1	1.1	3.2	(2.4)
Technology development (2)	9.6	7.4	28.3	21.1
General and administrative (2)	11.1	7.2	33.3	20.3
Total stock-based compensation expense	$23.2	$17.1	$68.9	$42.8
(1) Includes the impact of the canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy in the amount of $5.2 million for the nine months ended September 30, 2025.

(2) Includes $1.9 million and $4.4 million of compensation expense related to RSUs with market condition for the three and nine months ended September 30, 2026.
Stock-based compensation expense classified by award type are included in the condensed consolidated statements of operations and comprehensive loss as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$4.1	$6.1	$15.7	$18.4
RSUs with service condition	17.2	11.0	48.8	29.6
RSUs with market condition	1.9	—	4.4	—
Warrant shares	—	—	—	(5.2)
Total stock-based compensation expense	$23.2	$17.1	$68.9	$42.8
The total unrecognized expense granted to employees and non-employees outstanding at September 30, 2026 was $22.2 million for the stock options and $224.0 million for the RSUs, with a remaining weighted-average vesting period of 1.1 years for the stock options and 2.4 years for the RSUs. Total unrecognized stock-based compensation expense related to RSUs with market condition amounted to $11.0 million at September 30, 2026.
Warrants
In connection with the Warrant Agreement as discussed in Note 10, the Company was authorized to issue 3,352,025 warrant shares with a grant date fair value of $20.37 that were scheduled to vest in installments on a yearly basis in increasing amounts for a period of five years. Compensation expense is recognized over the vesting period, for each of the installments, in increasing amounts over five years and presented under “Sales and Marketing expense” in the condensed consolidated statements of operations and comprehensive loss. There were 181,191 warrant shares which vested in April 2024 and were exercised in June 2024. As a result of the termination of the Warrant Agreement as discussed in Note 10, the remaining unvested warrant shares of 3,170,834 were canceled. The Company recognized the impact of the canceled unvested warrant shares for contract year 2 in the amount of $5.2 million for the nine months ended September 30, 2025.

12.    Income Taxes
The consolidated effective tax rate was (2.8)% and (2.5)% for the nine months ended September 30, 2026 and 2025, respectively. The change in effective tax rate over the two periods was predominantly reflective of the change in profit before tax of the Company's foreign jurisdictions, change in valuation allowance and change in unrecognized tax benefits.
The Company's unrecognized tax benefits related to tax positions, excluding penalty and interest, amounted to $13.2 million and $11.2 million as of September 30, 2026 and 2025, respectively. The increase was primarily due to a prior year change in transfer pricing methodology. Interest and penalties related to unrecognized tax expense (benefits) are recognized in income tax expense, when applicable. Interest and penalties amounted to $1.1 million and $0.7 million as of September 30, 2026 and 2025, respectively. The Company's management believes it is reasonably possible that the unrecognized tax benefits could change within the next 12 months.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. in 2020 to provide certain relief as a result of the COVID-19 pandemic. The Employee Retention Credit (“ERC”) program was established under the CARES Act whereby companies who meet the eligibility requirements may claim a tax credit against certain employment taxes paid in 2020 and 2021. The Company in the second quarter of 2025, recorded $11.7 million of tax refund received under the ERC program which is presented under “General and Administrative expense” in the condensed consolidated statements of operations and comprehensive loss.
The One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025 includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company's results of operations.

13.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders ($ in millions)	$(43.7)	$(37.5)	$(122.9)	$(143.8)
Denominator:
Weighted average common shares outstanding - basic and diluted	77,544,773	74,194,138	76,949,983	73,520,889
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.51)	$(1.60)	$(1.96)
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

	September 30,
	2026	2025
Options to purchase common stock	6,669,405	8,019,341
Unvested restricted stock	5,134,939	3,538,323
Warrants for common stock (1)	—	412,969
Total	11,804,344	11,970,633
(1) Each outstanding warrant of Metromile assumed by the Company converted automatically into warrants denominated in the Company's common stock with the number of warrants and exercise price adjusted based on the exchange ratio of 0.05263. These warrants expired on February 9, 2026.

14.    Related Party Transactions

The Company’s Chief Executive Officer and President, both of whom are also members of the Company’s board of directors, are the two sole members of the board of directors of the Lemonade Foundation. The Company contributed 500,000 shares of common stock with a fair market value of $24.36 per share (Note 10), of which 400,000 shares were owned by the Lemonade Foundation as of September 30, 2026 and December 31, 2025. There was no outstanding amount due to or from the Lemonade Foundation as of September 30, 2026 and December 31, 2025.
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

Charges and guarantees

The Company provided guarantees in an aggregate amount of $2.7 million as of both September 30, 2026 and December 31, 2025, with respect to certain office space leases.
Assessments
The Company is a member of the California FAIR Plan (“FAIR Plan”) which is an insurance pool that provides coverage to California homeowners who are unable to obtain insurance in the voluntary market. To the extent the FAIR Plan is unable to pay losses during a catastrophe event, it may seek regulatory approval to assess member companies based on their relevant market share. Members are also allowed to request prior approval for temporary supplemental fees to recoup up to 50% of the assessed amount. The Company in February 2025 received an assessment charge of $6.9 million from the FAIR Plan related to the January 2025 California Wildfires which was paid and expensed in the first quarter of 2025. This expense is presented under “Other Insurance Expense” in the condensed consolidated statements of operations and comprehensive loss. The Company received regulatory approval for recoupment of up to 50% of the assessment over a period of 2 years and was implemented in 2026.
Leases and Subleases
During the third quarter of 2025, the Company opted to early terminate its office space lease in San Francisco, California and will continue to lease the office space through November 2026 (“early termination effective date”). This office space is currently under a sublease with a third party which is expected to continue through the early termination effective date. Upon modifying the lease agreement for the early termination, the Company recognized a gain of $2.3 million for the three and nine months ended September 30, 2025, which is presented under “General and Administrative expense” in the condensed consolidated statements of operations and comprehensive loss. Right-of-Use assets in the amount of $3.1 million were derecognized due to the modified lease liability.

16.    Segment Information
The Company operates in one reportable segment providing personal property and casualty insurance products within the United States and Europe, including the UK. Insurance coverage under the homeowners multi-peril, inland marine and general liability and private passenger auto lines of business are offered to individual customers through its direct to consumer distribution channel which follows the same underwriting and claims process. The Company's Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM manages the Company’s operations, evaluates the operating performance and decides on allocation of resources based on segment / consolidated net income (loss). Loss and loss adjustment expenses and advertising expenses (growth spend), as included in "Sales and Marketing expenses", in the condensed consolidated statements of operations and comprehensive loss, represents the significant expenses which are regularly provided and reviewed by the CODM. The operating results of the personal property and casualty insurance reportable segment is presented in the following table below ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$336.1	$194.5	$888.5	$509.8
less: Loss and loss adjustment expenses, net	187.4	89.6	474.7	252.5
Other insurance expense	29.2	24.1	80.0	71.6
Sales and marketing	12.1	11.3	37.1	26.3
Advertising expenses	70.6	46.1	189.4	133.9
Technology development	29.2	24.7	86.1	69.1
General and administrative	40.1	30.3	113.5	87.2
Interest expense	8.1	4.6	21.3	11.9
Depreciation and amortization	2.6	3.4	7.7	12.6
Other expenses (1) (2) (3)	—	(3.3)	(1.7)	(15.0)
Income tax expense	0.5	1.2	3.3	3.5
Segment / Consolidated Net Loss	$(43.7)	$(37.5)	$(122.9)	$(143.8)
(1) Includes $11.7 million of tax refund received in the second quarter of 2025 under the Employee Retention Credit Program (See Note 12)
(2) Includes $2.3 million of gain from early lease termination (See Note 15) and $1.0 million recovery related to the settlement of previously disclosed data security matter (See Note 15) both recorded in the third quarter of 2025.
(3) Includes $1.7 million recovery received in the first quarter of 2026 related to a pre-acquisition Metromile extra-contractual claim liability which was previously recorded in the third quarter of 2024.
The measure of segment assets is based on total assets as reported on the condensed consolidated balance sheets. The Company does not allocate its assets, including investments, or income taxes in evaluating the segment / consolidated net income (loss).
Gross written premium by location is as follows ($ in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Location	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
California	$88.9	19.7%	$70.2	21.1%	$240.5	20.5%	$191.9	22.0%
Texas	63.5	14.1%	42.0	12.6%	156.3	13.3%	113.3	13.0%
New York	40.1	8.9%	34.1	10.2%	107.4	9.1%	87.0	10.0%
Washington	21.6	4.8%	17.0	5.1%	58.9	5.0%	44.5	5.1%
Illinois	20.1	4.5%	16.0	4.8%	50.8	4.3%	41.7	4.8%
Colorado	19.2	4.3%	11.8	3.5%	48.2	4.1%	29.3	3.4%
New Jersey	18.0	4.0%	14.9	4.5%	47.9	4.1%	39.4	4.5%
Florida	15.0	3.3%	9.8	2.9%	39.2	3.3%	24.3	2.8%
Pennsylvania	13.0	2.9%	9.5	2.9%	33.3	2.8%	24.8	2.8%
Arizona	12.4	2.8%	8.2	2.5%	32.8	2.8%	21.7	2.5%
All other	118.5	26.2%	86.5	26.0%	307.4	26.3%	221.8	25.4%
US	430.3	95.5%	320.0	96.1%	1,122.7	95.6%	839.7	96.3%
Europe and UK	20.4	4.5%	13.3	3.9%	51.9	4.4%	32.3	3.7%
Total	$450.7	100.0%	$333.3	100.0%	$1,174.6	100.0%	$872.0	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report, Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission (“SEC”). This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
New Business Financing Agreement

On June 22, 2026, we entered into a New Business Financing Agreement (the “Financing Agreement”) with Hannover Re (Ireland) DAC (“Hannover Re”) under which Hannover Re will provide up to $250 million of outstanding capital related to the financing of our sales and marketing growth efforts. This Financing Agreement is subject to a maximum outstanding capital amount of $150 million from January 1, 2027 through December 31, 2027, and up to $250 million at any time during the period from January 1, 2028 through December 31, 2028.
Under the Financing Agreement, subject to certain terms and conditions, at the start of each month, Hannover Re shall provide financing of up to 80% of our growth spend but not to exceed $20 million per reference cohort. We will repay each amount financed based on a specific percentage of premiums collected for assigned customer cohorts associated with the funded growth spend. This repayment amount will include the funding amount plus a rate of return in accordance with the Counterparty Cap Amount, defined as the sum of (a) the greater of (i) 0% or (ii) the three-year U.S. Treasury Bill rate, plus (b) 5.8%. Once fully repaid, we will retain all future reference premium related to each assigned customer cohort. The Financing Agreement also includes certain financial covenants, cancellation and commitment termination provisions.
Beginning January 1, 2027, all new financing of our sales and marketing growth efforts shall be under the Financing Agreement with Hannover Re. Separate reference premium from customer cohorts shall be attributed to financing with Hannover Re. Reference premium from customer cohorts under the Amended and Restated Agreement will continue to be applied to financing with GC Customer Value Arranger, LLC (a General Catalyst company) (“GC”).

Customer Investment Agreement

On June 28, 2023, we entered into a Customer Investment Agreement (the “Agreement”), with GC, under which GC agreed to provide up to $150 million of financing for our sales and marketing growth efforts through December 31, 2024. Under the Agreement, subject to certain terms and conditions specified therein, at the start of each growth period, an Investment Amount of between 50% to 80% of our growth spend (the “Investment Amount”) will be advanced by GC. During each growth period, we repay a portion of each outstanding Investment Amount including a 16% rate of return based upon an agreed schedule. Once fully repaid, we retain all future reference income related to each respective Investment Amount.

The Agreement has been amended and restated on several occasions to extend the commitment period and increase the financing agreement. On January 8, 2024, the Agreement was amended and restated to provide up to an additional $140 million of financing through December 31, 2025. On February 3, 2025, the Agreement was further amended to provide up to an additional $200 million of financing from January 1, 2026 through December 31, 2026 for our sales and marketing growth efforts. In addition, the Agreement was amended in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions. The Agreement, as amended and restated (the “Amended and Restated Agreement”) contains standard customary representations, warranties and covenants by the parties, and will continue in effect unless terminated by any party pursuant to its terms.

As of September 30, 2026, we had $231.6 million of outstanding borrowings under the Amended and Restated Agreement. We incurred interest expense of $21.3 million for the nine months ended September 30, 2026.
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
Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns, and changing home heating needs in the winter, and tornadoes and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns. For additional information, see “Risk Factors - Risks Relating to our Industry - Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition." in our Annual Report on Form 10-K.

Current Macroeconomic Environment
Changing U.S. and global economic conditions may impact our business. Evolving U.S. trade policy, including tariffs imposed on imported goods in 2025, could affect our claims costs. In February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, which invalidated a significant portion of tariffs that had been in effect since April 2025. The administration has since imposed tariffs under other statutory authorities and has indicated that it may continue to do so. Tariffs on building materials may increase home repair costs, tariffs on automotive parts may increase vehicle repair and replacement costs, and tariffs on consumer goods may increase the cost of replacing covered personal property. To the extent tariff-driven cost increases are sustained, we may seek premium rate adjustments, subject to regulatory approval in applicable states; however, there may be a lag between when we experience increased claims costs and when we are able to implement corresponding rate increases, which could negatively impact our loss ratios in the interim. More broadly, inflation, whether driven by tariffs, supply chain disruptions, labor market conditions, or other factors, if any, has impacted and could continue to impact our claims costs, product pricing and investment yields, among other impacts. Capital market volatility may also affect our investment portfolio and access to capital. The actual effects of these macroeconomic factors on our results remain unknown and cannot be estimated with precision.
We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability and conflict in Israel and the surrounding region. The war and its broader macroeconomic implications may continue to impact our operations in Israel. We will continue to evaluate the extent to which this may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. For additional information, see “Risk Factors - Risks Relating to our Business - We conduct certain of our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and the surrounding region.” in our Annual Report on Form 10-K.
Reinsurance

We obtain reinsurance to help manage our exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, each of which could have a material effect on our results of operations and financial condition. Furthermore, reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. For additional information, see “Risk Factors - Risks Relating to Our Business” and “Risks Relating to Our Industry” in our Annual Report on Form 10-K.

We maintain proportional reinsurance contracts which cover all of the Company's products and geographies, and transfer, or “cede,” a specified percentage of the premium to reinsurers. We also manage a portion of the remaining business with non-proportional reinsurance contracts.
We agreed to the terms of our reinsurance program effective July 1, 2025 through June 30, 2026 which included Whole Account Quota Share Reinsurance Contracts by and among the Company, Lemonade Insurance Company (“LIC”), Metromile Insurance Company (“MIC”) and Lemonade Insurance N.V. (“LINV”), and each of Hannover Ruck SE (“Hannover”) and MAPFRE Re Compania De Reaseguros S.A. (“MAPFRE”) (collectively referred to as “Reinsurers”) (“Reinsurance Program”). Under the Reinsurance Program, which covers all products and geographies, the Company transfers, or “cedes,” approximately 20% of premium to the Reinsurers. In exchange, these Reinsurers pay us a ceding commission on all premiums ceded to the Reinsurers, in addition to funding the corresponding claims, subject to certain limitations, including but not limited to, the exclusion of hurricane losses, and a limit of $10,000,000 per occurrence for non-hurricane catastrophe losses. The Per Risk Cap across the contracts is $750,000. Additionally, these contracts are subject to loss ratio caps and variable ceding commission, which align our interests with those of our Reinsurers and is settled primarily on a funds withheld basis. We renewed the Reinsurance Program with Hannover and MAPFRE effective July 1, 2026 and will expire on June 30, 2027, with a reduced effective cession rate of 18% of premiums to Reinsurers. The renewed terms include a $40,000,000 limit per loss occurrence and $100,000,000 in aggregate, including catastrophe losses as defined in the agreement. Other terms are similar to the contracts that expired on June 30, 2026.

LIC and MIC entered into a Property Per Risk Excess of Loss Reinsurance Contract with a panel of reinsurance companies (the “PPR Contract”) which was effective July 1, 2025 and expired on June 30, 2026. Under the PPR Contract, claims in excess of $750,000 were 100% ceded up to a maximum recovery of $2,250,000, subject to certain limitations. The PPR Contract was not renewed.

We also entered into an Excess of Loss Reinsurance Contract (the “XOL reinsurance contract”) through a captive in Bermuda in which we have a variable interest. This XOL reinsurance contract primarily covers catastrophe risk on property and car business underwritten by LIC and MIC over the initial $50,000,000 limit for each loss occurrence, and further subject to a limit of $80,000,000 for each loss occurrence and in aggregate. This XOL reinsurance contract which was effective July 1, 2025 expired on June 30, 2026. The XOL reinsurance contract between the captive and LIC was renewed effective July 1, 2026 and will expire on June 30, 2027, with a limit of liability of $50,000,000 for each loss occurrence and in aggregate. The XOL reinsurance contract between the captive and MIC was not renewed.

We are also exposed to some risks on property, car and pet insurance underwritten by LIC and MIC ceded through Quota Share Reinsurance Contracts (the “QS reinsurance contracts”) which is retained in an offshore captive subsidiary, Lemonade Re SPC in the Cayman Islands. The MIC QS reinsurance contract which became effective July 1, 2025 was terminated and the parties agreed to a new QS reinsurance contract effective July 1, 2026 with an increase in cession rate from 35% to 40%. The MIC QS reinsurance contract will remain effective for an indefinite period until terminated by either party. The LIC QS reinsurance contract was renewed effective on July 1, 2026 through June 30, 2027 with an increase in cession rate from 15% to 25%.

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
General and administrative expense also includes costs associated with a public company's operations, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the New York Stock Exchange, director and officer insurance expenses, investor relations expenses and legal, audit and consulting fees.
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

Key Operating and Financial Metrics
We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). See “- Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. GAAP.
The following table sets forth these metrics as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions, except Premium per customer)		($ in millions, except Premium per customer)
Customers (end of period)	3,520,555	2,869,900	3,520,555	2,869,900
In force premium (end of period)	$1,550.8	$1,157.9	$1,550.8	$1,157.9
Premium per customer (end of period)	$440	$403	$440	$403
Annual dollar retention (end of period)	86%	85%	86%	85%
Total revenue	$336.1	$194.5	$888.5	$509.8
Gross earned premium	$364.1	$274.7	$1,002.7	$760.6
Gross profit	$118.1	$79.9	$331.4	$182.8
Adjusted gross profit	$120.5	$80.9	$335.7	$192.5
Net loss	$(43.7)	$(37.5)	$(122.9)	$(143.8)
Adjusted EBITDA	$(20.4)	$(25.6)	$(56.2)	$(113.5)
Gross profit margin	35%	41%	37%	36%
Adjusted gross profit margin	36%	42%	38%	38%
Ratio of Adjusted gross profit to Gross earned premium	33%	29%	33%	25%
Gross loss ratio	65%	62%	62%	69%
Net loss ratio	64%	64%	63%	71%

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
In Force Premium
We define in force premium (“IFP”), as the aggregate annualized premium for customers as of the period end date. At each period end date, we calculate IFP as the sum of:
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
Gross Loss Ratio
We define gross loss ratio, expressed as a percentage, as the ratio of gross losses and loss adjustment expense to gross earned premium.
Net Loss Ratio
We define net loss ratio, expressed as a percentage, as the ratio of losses and loss adjustment expense, less amounts ceded to reinsurers, to net earned premium.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	Change	% Change
	($ in millions)
Revenue
Net earned premium	$294.8	$140.0	$154.8	111%
Ceding commission income	17.4	32.2	(14.8)	(46)%
Net investment income	10.3	9.7	0.6	6%
Commission and other income	13.6	12.6	1.0	8%
Total revenue	336.1	194.5	141.6	73%
Expense
Loss and loss adjustment expense, net	187.4	89.6	97.8	109%
Other insurance expense	29.2	24.1	5.1	21%
Sales and marketing	82.7	57.4	25.3	44%
Technology development	29.2	24.7	4.5	18%
General and administrative	50.8	35.0	15.8	45%
Total expense	379.3	230.8	148.5	64%
Loss before income taxes	(43.2)	(36.3)	(6.9)	19%
Income tax expense	0.5	1.2	(0.7)	(58)%
Net loss	$(43.7)	$(37.5)	$(6.2)	17%

Net Earned Premium

Net earned premium increased $154.8 million, or 111%, to $294.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the earning of increased gross written premium and the impact of the reduced cession rate from the Company's reinsurance program as discussed in more detail in the “Reinsurance” section above.

	Three Months Ended September 30,
	2026	2025	Change	% Change
	($ in millions)
Gross written premium	$450.7	$333.3	$117.4	35%
Ceded written premium	(62.8)	(56.7)	(6.1)	11%
Net written premium	$387.9	$276.6	$111.3	40%
Gross written premium increased $117.4 million, or 35%, to $450.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a 23% increase in customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. In addition, we also saw a 9% increase in premium per customer year over year due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas through our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium increased $6.1 million, or 11%, to $62.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to growth in business across all products, offset by the impact of the reduced cession rate from the Company's reinsurance program. See “Reinsurance” above for further information.

Net written premium increased $111.3 million, or 40%, to $387.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium was 19% and 49% for the three months ended September 30, 2026 and 2025, respectively, consistent with the change in our participation rate from our reinsurance contracts as discussed in more detail in the “Reinsurance” section above. In addition, ceded earned premium includes a $3.5 million reduction from the commutation of our 2023 Whole Account Quota Share Reinsurance Contracts.

	Three Months Ended September 30,
	2026	2025	Change	% Change
	($ in millions)
Gross earned premium	$364.1	$274.7	$89.4	33%
Ceded earned premium	(69.3)	(134.7)	65.4	(49)%
Net earned premium	$294.8	$140.0	$154.8	111%

Ceding Commission Income
Ceding commission income decreased $14.8 million, or 46%, to $17.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, consistent with the reduction in cession rate from our reinsurance program.
Net Investment Income
Net investment income increased $0.6 million, or 6% to $10.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, partially offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and Non-U.S. Government.
Commission and Other Income
Commission and other income increased $1.0 million, or 8%, to $13.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to installment fees and continued growth on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $97.8 million, or 109%, to $187.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to growth in premium and impact of the reduced cession rate from the reinsurance program, offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business and car.
Other Insurance Expense
Other insurance expense increased $5.1 million, or 21%, to $29.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Amortization of deferred acquisition costs, net of ceding commissions increased $3.4 million, or 64% as compared to the three months ended September 30, 2025 as a result of growth in business across all products. Credit card processing fees increased $1.5 million, or 23%, as compared to the three months ended September 30, 2025 as a result of the increase in customers and associated premium.

Sales and Marketing
Sales and marketing expense increased $25.3 million, or 44%, to $82.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $24.5 million, or 53%, as compared to the three months ended September 30, 2025 consistent with growth in our business. Employee-related expense, including stock-based compensation, increased $0.9 million, or 12%, as compared to three months ended September 30, 2025.
Technology Development
Technology development expense increased $4.5 million, or 18%, to $29.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Employee-related expense, including stock-based compensation, and net of capitalized costs for the development of internal-use software, increased $3.4 million, or 17%, as compared to the three months ended September 30, 2025 primarily due to increase in headcount.
General and Administrative
General and administrative expense increased $15.8 million, or 45%, to $50.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Employee-related expense, including stock-based compensation, increased $5.3 million, or 32%, as compared to three months ended September 30, 2025 primarily due to equity awards granted to the Company's CEO and President in March 2026. Bad debt expense increased by $4.6 million or 88%, as compared to three months ended September 30, 2025. Interest expense related to borrowings from financing agreement with GC increased $3.5 million, or 76%, as compared to three months ended September 30, 2025 due to increased borrowings during the period.
Income Tax Expense
Income tax expense decreased by $0.7 million, or 58%, to $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the decrease in expense related to unrecognized tax benefits, partially offset by the increase in state income tax expense.
Net Loss
Net loss increased by $6.2 million, or 17%, to $43.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to the factors described above.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	($ in millions)
Revenue
Net earned premium	$759.4	$356.8	$402.6	113%
Ceding commission income	61.4	89.5	(28.1)	(31)%
Net investment income	29.8	28.6	1.2	4%
Commission and other income	37.9	34.9	3.0	9%
Total revenue	888.5	509.8	378.7	74%
Expense
Loss and loss adjustment expense, net	474.7	252.5	222.2	88%
Other insurance expense	80.0	71.6	8.4	12%
Sales and marketing	226.5	160.2	66.3	41%
Technology development	86.1	69.1	17.0	25%
General and administrative	140.8	96.7	44.1	46%
Total expense	1,008.1	650.1	358.0	55%
Loss before income taxes	(119.6)	(140.3)	20.7	(15)%
Income tax expense	3.3	3.5	(0.2)	(6)%
Net loss	$(122.9)	$(143.8)	$20.9	(15)%
Net Earned Premium
Net earned premium increased $402.6 million, or 113%, to $759.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the earning of increased gross written premium and impact of the reduced cession rate from the Company's reinsurance program as discussed in more detail in the “Reinsurance” section above.

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	($ in millions)
Gross written premium	$1,174.6	$872.0	$302.6	35%
Ceded written premium	(214.6)	(352.6)	138.0	(39)%
Net written premium	$960.0	$519.4	$440.6	85%
Gross written premium increased $302.6 million, or 35%, to $1,174.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a 23% increase in customers year over year driven by the success of our digital advertising campaigns and partnerships. We also continued to expand our geographic footprint and product offerings. We also saw a 9% increase in premium per customer year over year primarily due to an increasing prevalence of multiple policies per customer, growth in the overall average policy value, and continued shift in the mix of underlying products toward higher value policies. Assumed premium related to car insurance policies written in Texas from our fronting arrangement with a third party carrier in Texas also contributed to the increase in gross written premium during the period.
Ceded written premium decreased $138.0 million, or 39%, to $214.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to impact of the reduced cession rate from the Company's reinsurance program, offset by growth in business across all products. See “Reinsurance” above for further information.

Net written premium increased $440.6 million, or 85%, to $960.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to factors noted above.

The table below shows the amount of premium we earned on a gross and net basis. Ceded earned premium as a percentage of gross earned premium is at 24% and 53% for the nine months ended September 30, 2026 and 2025, consistent with the change in our participation rate from our reinsurance contracts as discussed in more detail in the “Reinsurance” section above. In addition, ceded earned premium includes a $3.5 million reduction from the commutation of our 2023 Whole Account Quota Share Reinsurance Contracts.

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	($ in millions)
Gross earned premium	$1,002.7	$760.6	$242.1	32%
Ceded earned premium	(243.3)	(403.8)	160.5	(40)%
Net earned premium	$759.4	$356.8	$402.6	113%

Ceding Commission Income
Ceding commission income decreased $28.1 million, or 31%, to $61.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, consistent with the reduction in cession rate from the reinsurance program.
Net Investment Income
Net investment income increased $1.2 million, or 4%, to $29.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by the diversification of the Company's investment portfolio with higher returns, partially offset by investment expenses. We mainly invest in cash, money market funds, U.S. Treasury bills, corporate debt securities, asset-backed securities, notes and other obligations issued or guaranteed by the U.S. Government and Non-U.S. Government.
Commission and Other Income
Commission and other income increased $3.0 million, or 9%, to $37.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to installment fees and continued growth on premium placed with third-party insurance companies during the period.
Loss and Loss Adjustment Expense, Net
Loss and LAE, net increased $222.2 million, or 88%, to $474.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to growth in premium offset by reserve releases due to better than expected loss reserve emergence on homeowners multi-peril line of business and car. Net incurred losses included the impact of the California Wildfires in January 2025 in the amount of $19.9 million for the nine months ended September 30, 2025.
Other Insurance Expense
Other insurance expense increased $8.4 million, or 12%, to $80.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Amortization of deferred acquisition costs, net of ceding commissions increased $8.8 million, or 70%, as compared to the nine months ended September 30, 2025. Credit card processing fees increased $5.5 million, or 32%, as compared to the nine months ended September 30, 2025, as a result of the increase in customers and associated premium. Insurance regulatory fees increased $1.8 million, or 64%, as compared to the nine months ended September 30, 2025. Underwriting data costs increased $1.7 million, or 16%, as compared to the nine months ended September 30, 2025. Employee-related expense decreased $3.0 million, or 17%, as compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we recorded the California FAIR Plan assessment charge of $6.9 million related to the January 2025 California Wildfires.

Sales and Marketing
Sales and marketing expense increased $66.3 million, or 41%, to $226.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to brand and performance advertising, which is the largest component of our sales and marketing expenses. Expense related to advertising, other customer acquisition channels and partner payments increased $55.5 million, or 41%, as compared to the nine months ended September 30, 2025 consistent with growth in our business. Employee-related expense, including stock-based compensation, increased $3.3 million, or 15%, as compared to nine months ended September 30, 2025. Compensation expense related to the warrant shares of $5.2 million was reversed due to the termination of the Warrant Agreement with Chewy during the nine months ended September 30, 2025.
Technology Development
Technology development expense increased $17.0 million, or 25%, to $86.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Employee-related expense, including stock-based compensation, net of capitalized costs for the development of internal-use software, increased $13.4 million, or 24%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Software expense increased by $3.0 million, or 71%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
General and Administrative
General and administrative expense increased $44.1 million, or 46%, to $140.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Employee-related expense, including stock-based compensation, increased by $18.0 million, or 38%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to equity awards granted to the Company's CEO and President in March 2026. Interest expense related to borrowings from financing agreement with GC increased $9.4 million, or 79%, as compared to nine months ended September 30, 2025 due to increased borrowings during the period. Bad debt expense increased $8.0 million, or 57% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Software costs increased $1.0 million, or 20% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Depreciation and amortization expense decreased $4.9 million, or 39% for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025 due to fully amortized Metromile acquired intangible assets during the third quarter of 2025. During the nine months ended September 30, 2025, we also recorded $11.7 million of tax refund received under the ERC program.
Income Tax Expense
Income tax expense decreased $0.2 million, or 6%, to $3.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily driven by the decrease in expense related to unrecognized tax benefits, partially offset by increases in state and foreign income tax expense.
Net Loss
Net loss decreased $20.9 million, or 15%, to $122.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to the factors described above.

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
The following table provides a reconciliation of total revenue and gross profit margin to adjusted gross profit and the related adjusted gross profit margin, respectively, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
Total revenue	$336.1	$194.5	$888.5	$509.8
Adjustments:
Loss and loss adjustment expense, net	(187.4)	(89.6)	(474.7)	(252.5)
Other insurance expense	(29.2)	(24.1)	(80.0)	(71.6)
Depreciation and amortization	(1.4)	(0.9)	(2.4)	(2.9)
Gross profit	$118.1	$79.9	$331.4	$182.8
Gross profit margin (% of total revenue)	35%	41%	37%	36%
Adjustments:
Net investment income	$(10.3)	$(9.7)	$(29.8)	$(28.6)
Interest income and other income	(1.1)	(2.2)	(3.7)	(6.0)
Employee-related expense	4.8	5.5	14.5	17.5
Professional fees and other	7.6	6.5	20.9	23.9
Depreciation and amortization	1.4	0.9	2.4	2.9
Adjusted gross profit	$120.5	$80.9	$335.7	$192.5
Adjusted gross profit margin (% of total revenue)	36%	42%	38%	38%

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
The following table sets forth our calculation of the Ratio of Adjusted Gross Profit to Gross Earned Premium for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
Numerator: Adjusted gross profit	$120.5	$80.9	$335.7	$192.5
Denominator: Gross earned premium	$364.1	$274.7	$1,002.7	$760.6
Ratio of Adjusted gross profit to Gross earned premium	33%	29%	33%	25%

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
The following table provides a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions)
Net loss	$(43.7)	$(37.5)	$(122.9)	$(143.8)
Adjustments:
Income tax expense	$0.5	$1.2	$3.3	$3.5
Depreciation and amortization	2.6	3.4	7.7	12.6
Stock-based compensation (1)	23.2	17.1	68.9	42.8
Interest expense	8.1	4.6	21.3	11.9
Interest income and others	(0.8)	(1.4)	(2.9)	(3.6)
Net investment income	(10.3)	(9.7)	(29.8)	(28.6)
Amortization of fair value adjustment on insurance contract intangible liability relating to the Metromile acquisition	—	—	(0.1)	(0.2)
Other adjustments (2) (3) (4) (5) (6)	—	(3.3)	(1.7)	(8.1)
Adjusted EBITDA	$(20.4)	$(25.6)	$(56.2)	$(113.5)
(1) Includes the impact of canceled unvested warrant shares for contract year 2 related to the termination of the Warrant Agreement with Chewy of $5.2 million which was recorded in the first quarter of 2025 (See Note 11 of the unaudited condensed consolidated financial statements).
(2) Includes the California FAIR Plan assessment of $6.9 million related to the January 2025 California Wildfires which was recorded in the first quarter of 2025 (See Note 15 of the unaudited condensed consolidated financial statements).
(3) Includes $11.7 million of tax refund received in the second quarter of 2025 under the ERC Program (See Note 12 of the unaudited condensed consolidated financial statements).
(4) Includes $2.3 million of gain on early lease termination related to the Company's office space lease in San Francisco recorded in the third quarter of 2025 (See Note 15 of the unaudited condensed consolidated financial statements).
(5) Includes $1.0 million recovery received in the third quarter of 2025 related to the settlement of previously disclosed data security matter (See Note 15 of the unaudited condensed consolidated financial statements).
(6) Includes $1.7 million recovery received in the first quarter of 2026 related to a pre-acquisition Metromile extra-contractual claim which was previously recorded in the third quarter of 2024.

Liquidity and Capital Resources

As of September 30, 2026, we had $369.2 million in unrestricted cash and cash equivalents, and $740.5 million in investments. Though we have historically generated negative cash flows from operations, for the nine months ended September 30, 2026, we have generated positive cash flows from operating activities of $3.3 million. We have financed our operations primarily through private and public sales of equity securities and third party financing. Our principal sources of funds are insurance premiums, investment income, reinsurance recoveries and proceeds from maturity and sale of invested assets. These funds are primarily used to pay claims, operating expenses and taxes. In June 2023, we entered into an Agreement with GC, where up to $150 million of financing was provided for our sales and marketing growth efforts through December 31, 2024. The Agreement was amended and restated in January 2024, pursuant to which an additional financing of $140 million will be provided for our sales and marketing growth efforts through December 31, 2025. On February 3, 2025, the Agreement was further amended in which GC will provide up to an additional $200 million of financing for our sales and marketing growth efforts from January 1, 2026 to December 31, 2026. In addition, the Agreement was further amended and restated in April 2024, June 2024 and December 2025 to clarify certain provisions with no material changes to terms and conditions. As of September 30, 2026, we had $231.6 million of outstanding borrowings under the Amended and Restated Agreement with GC. On June 22, 2026, we entered into a Financing Agreement with Hannover Re under which up to $250 million of outstanding capital will be provided to our sales and marketing growth efforts from January 1, 2027 through December 31, 2028, subject to a maximum outstanding capital amount of $150 million from January 1, 2027 through December 31, 2027, and up to $250 million at any time during the period from January 1, 2028 through December 31, 2028. We believe our existing cash and cash equivalents as of September 30, 2026 will be sufficient to meet our working capital, liquidity and capital expenditure needs over at least the next 12 months. This belief is subject, to a certain extent, to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Changes in cash flows from operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts.

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

Our U.S. and Dutch insurance company subsidiaries, and our Dutch insurance holding company, are restricted by statute as to the amount of dividends that they may pay without the prior approval of their respective competent regulatory authorities. As of September 30, 2026, cash and investments held by these companies was $869.2 million of which $388.7 million is held as regulatory surplus.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholders' surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2026, the total adjusted capital of our U.S. insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	($ in millions)
Net cash provided by (used in) operating activities	$3.3	$(37.2)
Net cash used in investing activities	$(96.1)	$(70.2)
Net cash provided by financing activities	$82.4	$68.1

Operating Activities
Cash provided by operating activities was $3.3 million for the nine months ended September 30, 2026, an increase of $40.5 million from cash used in operations of $37.2 million for the nine months ended September 30, 2025. The improvement was driven by the $20.9 million reduction in our net loss and changes in our operating assets and liabilities. The increase in cash from operating activities from the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to collection of premiums and recoveries from reinsurance partners, offset by claim payments, settlements with our reinsurance partners, and growth and expansion spend of the Company.
Investing Activities
Cash used in investing activities was $96.1 million for the nine months ended September 30, 2026, primarily due to purchases of U.S. Government and Non-U.S. Government obligations, corporate debt securities, asset-backed securities including collateralized loan obligations, short term investments offset by proceeds from sales and maturities of U.S. and Non-U.S. Government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Cash used in investing activities was $70.2 million for the nine months ended September 30, 2025, primarily due to purchases of U.S. Government and Non-U.S. Government obligations, corporate debt securities, asset-backed securities, short term investments, offset by proceeds from sales and maturities of U.S. Government and Non-U.S. Government obligations, corporate debt securities, asset-backed securities, short term investments. We also purchased property and equipment during the period.
Financing Activities
Cash provided by financing activities was $82.4 million for the nine months ended September 30, 2026, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
Cash provided by financing activities was $68.1 million for the nine months ended September 30, 2025, primarily due to borrowings under the financing agreement offset by principal payments. We also had proceeds from stock option exercises during the period.
We do not have any current plans for material capital expenditures other than current operating requirements. There have been no material changes as of September 30, 2026 to our contractual obligations from those described in our Annual Report on Form 10-K. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,109.7 million in cash, cash equivalents and investments available at September 30, 2026. We may also seek to raise additional capital through third-party borrowings, sales of our equity, issuance of debt securities or entrance into new reinsurance arrangements. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to unpaid loss and loss adjustment expense, stock-based compensation, income tax assets and liabilities, including recoverability of our net deferred tax asset, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
See “Note 4 - Summary of Significant Accounting Policies” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of new accounting pronouncements.

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
Overview
The Company’s investment portfolio is primarily fixed income securities issued by the U.S. government and government agencies, non-U.S. government and corporate issuers with relatively short durations. The investment portfolio is managed in accordance with the investment policies and guidelines approved by the board of directors. The Company’s investment policy and objectives provide a balance between current yield, conservation of capital, and liquidity requirements of the Company’s operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable in the states in which we operate. The policy, which may change from time to time, is approved by the board of directors and reviewed on a regular basis in order to ensure that the policy evolves in response to changes in the financial markets.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. As market interest rates increase, market value of fixed maturities generally decreases, and vice versa. Certain of our securities are held in an unrealized loss position, and we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before its anticipated recovery. A common measure of the interest sensitivity of fixed maturities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows generated by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations. We manage this interest rate risk by investing in securities with relatively short durations. In addition, if a 10% change in interest rates were to have immediately occurred on September 30, 2026, this change would not have a material effect on the fair value of our investments as of that date.
Credit Risk
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2026, none of our fixed maturity securities were unrated or rated below investment grade. To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due to reinsurers as security for those recoverable balances. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Tim Bixby	Adopted	September 9, 2026	X		132,000	May 28, 2027
Chief Financial Officer (until January 1, 2027)
Adina Eckstein	Adopted	September 1, 2026	X		284,955	June 8, 2027
Chief Operating Officer
*Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except for the foregoing, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 8, 2021, by and among Lemonade, Inc., Metromile, Inc., Citrus Merger Sub A, Inc. a wholly-owned subsidiary of Lemonade, Inc. and Citrus Merger Sub B, LLC, a wholly-owned subsidiary of Lemonade, Inc.	S-4	333-261629	2.3	12/14/2021
3.1	Amended and Restated Certificate of Incorporation of Lemonade, Inc.	8-K	001-39367	3.1	7/10/2020
3.2	Amended and Restated By-laws of Lemonade, Inc.	8-K	001-39367	3.1	12/20/2023
4.1	Specimen Common Stock Certificate of Lemonade, Inc.	S-1/A	333-239007	4.1	6/23/2020
10.1*†	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, Hannover Ruck SE effective July 1, 2026	10-Q	001-39367	10.1	8/4/2026
10.2*†	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurer, MAPFRE Re Compania De Reaseguros S.A. (Spain) effective July 1, 2026	10-Q	001-39367	10.2	8/4/2026
10.3*†	Whole Account Quota Share Reinsurance Contract issued to Lemonade Insurance Company, Lemonade Insurance N.V. and Metromile Insurance Company by the Subscribing Reinsurers effective July 1, 2026	10-Q	001-39367	10.3	8/4/2026
10.4*	Non-Employee Director Compensation Policy effective January 1, 2027
10.5*	Severance Agreement by and between Nicholas Stead and Lemonade, Inc. dated October 12, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lemonade, Inc.

Date:	November 5, 2026	By:	/s/ Daniel Schreiber
Daniel Schreiber
Chief Executive Officer

Date:	November 5, 2026	By:	/s/ Tim Bixby
Tim Bixby
Chief Financial Officer